Form 10-K
period 2015-12-31
EMPIRE RESORTS INC
filed 2016-03-10
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2015 was $79,470,964 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 3, 2016, there were 31,031,797 shares of the registrant’s common stock outstanding.
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
Overview
Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries. All share and per share information in this annual report on Form 10-K gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.
Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming which enables MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI has added ETGs of the games of blackjack and 3-card poker to its facility and will add other games as they are approved by the NYSGC (defined below). We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities. In a letter dated February 12, 2016, the New York State Gaming Commission (the "NYSGC") assigned to MRMI the race dates requested through April 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

On December 21, 2015, our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), was awarded a license (a “Gaming Facility License”) by the NYSGC to operate a resort casino (“Montreign Resort Casino” or the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (“Adelaar” or the “Adelaar Project”), which is described below. The award of the Gaming Facility License follows the Company’s selection in December 2014 by the New York State Gaming Facility Location Board (the “Siting Board”) as the sole Hudson Valley - Catskills Area casino applicant eligible to apply to the NYSGC for a Gaming Facility License. The Gaming Facility License became effective on March 1, 2016 (the "License Award Effective Date").
Recent Events

Rights Offering

On January 4, 2016, we commenced a rights offering (the “January 2016 Rights Offering”) of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock at $14.40 per share. The subscription rights were listed for trading on the NASDAQ

Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, we and Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within ten (10) days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee in the amount of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The net proceeds of the January 2016 Rights Offering will be used for (i) the expenses relating to the development of the Casino Project, (ii) to redeem the outstanding shares of the Series E preferred stock of the Company in accordance with the terms of an existing settlement agreement and (iii) the expenses related to the development of the Golf Course and the Entertainment Village that are part of the initial phase of Adelaar and to support the working capital needs of the Company.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $285.9 million following the deduction of expenses.

Conversion of Kien Huat Note

On June 26, 2014, Kien Huat and the Company entered into a letter agreement, which was last amended on September 22, 2015 (as amended, the “Commitment Letter”), pursuant to which Kien Huat committed to support the Company’s equity financing needs with respect to the Casino Project and Adelaar. Kien Huat’s commitment to participate in, and backstop, the January 2016 Rights Offering was made in accordance with the Commitment Letter. Pursuant to the Commitment Letter, Kien Huat also agreed to convert in accordance with its terms that certain convertible promissory note in the principal amount of
$17.4 million (the “Kien Huat Note”) into shares of the Company’s common stock upon the earlier to occur of (i) the closing of the January 2016 Rights Offering and (ii) the maturity of the Kien Huat Note, which was March 15, 2016. Accordingly, upon consummation of the January 2016 Rights Offering, on February 17, 2016, the Kien Huat Note was converted into 1,332,058 shares of common stock, which conversion, along with the payment in cash of interest due, satisfied the Kien Huat Note in full (the “Note Conversion”). After giving effect to the January 2016 Rights Offering (including the standby purchase pursuant to the January 2016 Standby Purchase Agreement) and the Note Conversion, Kien Huat owns approximately 88.7% of the outstanding shares of the Company’s common stock.

Letter Agreement

As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the Note Conversion, at the request of the Company, on February 17, 2016, Kien Huat and the Company entered into a letter agreement (the “Letter Agreement”) pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three year anniversary of the closing of the January 2016 Rights Offering and (ii) the one year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause its affiliates other than the Company or its subsidiaries (collectively with Kien Huat, “Kien Huat Parties”) not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B preferred stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the board of directors (the “Board”) of the Company (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three (3) independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).

Redemption of Outstanding Series E Preferred Stock
On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement.
Monticello Casino and Raceway
Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,070 VLTs and 40 ETGs (collectively 1,110 VGMs);

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

•	a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and two outlet food court with seating capacity for up to 350 patrons;

•	a 3,800 square foot multi-functional space used for events;

•	a casino bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 patrons.
VGM Operations
We operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2016, 41% of gross VGM revenue is distributed to us. Unless the 2016-2017 State Budget, which we anticipate will be adopted by March 31, 2016, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2017, effective as of April 1, 2016, 39% of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m.
VGM activities in the State of New York are overseen by the NYSGC.
Raceway Operations
We derive our racing revenue principally from:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

•	fees from wagering at out-of-state locations and internationally on races run at Monticello Casino and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in the State of New York;

•	wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	program and certain other ancillary activities.
Simulcasting
Import and, particularly, export simulcasting, are an important part of our business. Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows patrons of such other location to wager on that race. Amounts wagered at each off-track betting location are combined into the appropriate pools at the host track’s tote facility where the final odds and payouts are determined. With the exception of a few holidays, we offer year-round simulcast wagering from racetracks across the country. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement our regular simulcast programming. We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States and internationally.

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA") entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the "2014 MHHA Agreement"). The 2014 MHHA Agreement had an initial term of two (2) years. However, because Montreign was awarded a Gaming Facility License, the 2014 MHHA Agreement was extended for an additional seven (7) years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive 200,000 shares of Empire common stock and a warrant to purchase 60,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.
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
Adelaar and Montreign Resort Casino
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties (“EPR”). Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the "Waterpark"), Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village” and, together with the Casino Project, the Waterpark and the Golf Course, the “Initial Projects”). Although construction has commenced, over the past four years, the Company has expended substantial time and resources on designing Montreign Resort Casino and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain the necessary permits and approvals for the construction of the Initial Projects.
Montreign Resort Casino
Montreign Resort Casino is designed to meet 5-star and 5-diamond standards and is expected to include:

•	A 90,000 square foot casino floor featuring 2,150 slot machines, 102 table games and a 14 – 16 table poker room (inclusive of the poker room and VIP and high-limit areas);

•	Designated VIP/high-limit areas within such gaming floor which will offer a minimum of 26 slot machines, 8 table games, and a player’s lounge offering food and beverage;

•
An 18 story hotel tower containing 332 luxury rooms (including at least eight 1,000 – 1,200 square foot garden suites, seven 1,800 square foot, two story townhouse villas, and 12 penthouse-level suites), indoor pools and fitness center;

•	A VIP floor containing 6 private VIP gaming salons, a private gaming cage, and butler service;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 1,300 people and a mezzanine level that includes the 14 -16 table poker room, access to outdoor terraces and approximately 7,000 square feet of meeting room space;

•	A 7,500 square foot spa located on the VIP level; and

•	Seven restaurants and four bars.
Gaming Facility License

The Gaming Facility License became effective on March 1, 2016. The Gaming Facility License will have an initial duration of ten years from the License Award Effective Date. It shall be renewable thereafter for a period of at least an additional ten years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC, which conditions require Montreign, and any successors and assigns, to:
•     pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date;

•	deposit via cash or bond 10% of the Minimum Capital Investment (as defined below) on the License Award Effective Date (the "Minimum Capital Investment Deposit");

•
invest, or cause to be invested, no less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar;

•	own or acquire, including by lease, the land where Montreign Resort Casino will be built within 60 days of the License Award Effective Date;
•     fulfill substantially the commitments and execute the submitted plans for Montreign Resort Casino and Adelaar;

•
commence gaming operations within 24 months following the License Award Effective Date upon the NYSGC’s approval to open Montreign Resort Casino for gaming following a determination that the submitted plans for Montreign Resort Casino has been substantially completed in accordance with the construction plans, specifications and timelines submitted by Montreign;

•	comply with Article 15-A of the Executive Law and minority and woman business enterprise requirements and regulations for Montreign Resort Casino capital projects;

•	take all reasonable steps to obtain and comply in all material respects with all permits and zoning approvals required for the initial phase of the Adelaar Project;

•
maintain and comply in all material respects with the terms and conditions of agreements relating to live entertainment agreements; project labor agreements; labor peace agreements; cross-marketing agreements with local partners; and affirmative action program agreements, with notice and a reasonable opportunity to cure any defects or failures to comply;

•
create a minimum of 1,425 full time jobs and 96 part time jobs and undertake to establish workforce development and affirmative action programs that conform, at a minimum to the programs submitted by Montreign that comply with applicable regulations;

•	undertake to establish a problem gambling program conforming, at a minimum, to the program submitted by Montreign that complies with applicable regulations;

•
within 30 days of the Award Date and thereafter on a quarterly basis, update the NYSGC on the status of certain litigation to which Montreign or certain entities and individuals that are required to be qualified by the NYSGC is a party;

•	comply with debt to equity ratios to be established by the NYSGC;

•	promptly inform the NYSGC of any declared default or any failure to meet any material payment of interest or principal when due under any existing or future debt;

•	provide written notification to the NYSGC if Montreign intends to refinance existing debt or incur additional capital debt of $50 million or more during any consecutive twelve-month period;

•	comply with NYSGC regulations concerning the submission of audited financial statements;

•
submit to the NYSGC at least 90 days prior to the anticipated opening date of Montreign Resort Casino and thereafter implement and maintain a plan to comply with the federal anti-money laundering statute and applicable regulations; and

•	apply for a casino alcoholic beverage license in accordance with applicable regulations.

Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. If full build-out occurs, the Entertainment Village will be approximately 150,000 - 200,000 square feet, depending on market demand. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The redesign of the Golf Course has been approved by the Company and construction work has begun.
Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), Montreign, Empire Resorts Real Estate I, LLC (“GC Tenant”) and Empire Resorts Real Estate II LLC (“EV Tenant," and together with Montreign and GC Tenant, the “Project Parties”), each a wholly-owned subsidiary of the Company, on the one hand, and EPT, EPR LP and Adelaar Developer, LLC (“Adelaar Developer,” together with EPT and EPR LP collectively, “EPR”), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of Adelaar. The MDA generally provides that the development of Adelaar will comply with all requirements set forth in the Gaming Facility License. The term of the MDA, as amended, commenced on the MDA Effective Date and, with the exception of certain provisions relating to the operation of the facilities which survive for the term of the Gaming Facility License, shall expire on the earlier to occur of the (i) the completion and opening to the general public for business of the Initial Projects and (ii) sooner termination pursuant to the terms of the MDA, as described below.

In accordance with the terms of the MDA, the Project Parties shall each be responsible for the development and construction of their portion of the Initial Projects. Montreign is responsible for the Casino Project, GC Tenant is responsible for the Golf Course and EV Tenant is responsible for the Entertainment Village. The Project Parties have agreed to invest a minimum of $611 million in the development and construction of the Casino Project, $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Project Parties have agreed to construct the Casino Project, Golf Course and Entertainment Village such that each project is completed within the project schedule agreed to by the parties (the “Project Schedule”). During the term of the Gaming Facility License, the Project Parties will be responsible for maintaining and operating the Casino Project, Golf Course and Entertainment Village in material compliance with all requirements set forth in the Gaming Facility License. In connection with the MDA, on December 28, 2015, Empire entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of the Project Parties described in this paragraph.

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) that are required to be constructed to enable the Initial Projects to be open and fully operational in accordance with the Project Schedule (the “Infrastructure”). EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the Infrastructure. EPR plans to finance the costs of the Infrastructure through tax exempt bonds issued by a local development corporation. The debt service for the Infrastructure Bonds will be funded through special district tax assessments, a portion of which will be allocated to the Empire Project Parcels (as defined below). EPR and the Project Parties have agreed to a capped dollar amount for each of the Empire Project Parcels (the “Empire Cap”) above which the Project Parties shall not be responsible. Furthermore, EPR has agreed to construct the Waterpark and the Infrastructure in accordance with the Project Schedule. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless both (a) the Casino Lease (as defined below) terminates prior to the Commencement Date (defined below) in accordance with its terms and (b) Montreign fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

Empire Project Parcel Leases and Purchase Option Agreement

On December 21, 2011, MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease the parcel on which Montreign Resort Casino would be built (the "Casino Parcel") pursuant to the terms of a form of casino lease negotiated between the parties. Among other things, the Option Agreement also reflected the parties' agreement of when the Company must decide whether it would lease the Casino Parcel for purposes of constructing the Casino Project. The Option Agreement also provided the Company the ability to extend the date by which it would be required to make that decision in consideration for monthly option payments (the "Option Payments") that increased every twelve months. The Company made Option Payments to EPT of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. In September 2013, the Board of Directors of EPT acted to provide an irrevocable notice to proceed with the development of the Casino Parcel and the Company's Board of Directors acted to waive the Company's right to terminate the MDA. As a result, pursuant to the terms of the Option Agreement, the aggregate Option Payments of $1,222,603 made prior to September 2013 became non-refundable. In addition to the $1,222,603 paid prior to September 2013, we made additional Option Payments of approximately $3.1 million and approximately $4.6 million in 2014 and 2015, respectively. The Option Agreement also granted the Company the option to purchase the Casino Parcel, together with the other property owned by EPT at the site of the former Concord Resort at the purchase prices described in the Option Agreement.

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) reflecting general terms of a proposed amendment to the Option Agreement. The Term Sheet contemplated, among other things, amendments to the Option Agreement that would require MRMI and/or its affiliates to lease the parcels containing the Golf Course (the "Golf Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Project Parcel. The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease (as these terms are defined below), each of which is substantially similar to the form of casino lease attached to the Option Agreement, and the Purchase Option Agreement (each as defined and described below), which collectively supersede the Option Agreement. In addition, the Option Payments made by the Company pursuant to the Option Agreement, which aggregate to a total of $8.5 million, shall be applied against rent amounts due to EPT as rent under the Casino Lease as more fully described below.

Casino Lease

On December 28, 2015, Montreign entered into a lease (the “Casino Lease”) with EPT for the lease of the Casino Parcel. The Casino Lease has a term that expires on the earlier of: (i) March 31, 2086, and (ii) upon Montreign giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversaries of the commencement of the Casino Lease. Upon Montreign's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The annual fixed rent payments under the Casino Lease are as follows: (i) prior to March 1, 2016, Montreign's sole rent obligation under the Casino Lease was to continue making the same payments it would have made under the Option Agreement; (ii) for the first year following March 1, 2016, certain prior payments made under the Option Agreement will be deemed to satisfy all rental obligations under the Casino Lease during this period and so Montreign will have no rental payments due; (iii) beginning March 2017 and continuing through August 2018, annual fixed rent shall equal $1 million per month; and (iv) beginning September 2018 and through the remainder of the term of the Casino Lease (the “Percentage Rent Period”), annual fixed rent shall equal $7.5 million. The annual fixed rent will escalate every five years by eight percent (8%). Montreign is also obligated to pay an annual percentage rent equal to five percent (5%) of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) for the Percentage Rent Period. Additionally, Montreign has an obligation to pay the special district tax assessment allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Pursuant to the Casino Lease, Montreign is permitted to use the leased premises solely as a regional destination casino resort, consisting of gaming operations, and the management and operations of all functions as may be necessary or appropriate to conduct the gaming operations. In addition, both EPT and Montreign are required to be in compliance with requirements of gaming authorities and if applicable, other governmental authorities related to the Gaming License and operation of the leased premises. In the event that Montreign is prevented from conducting gaming operations on the Casino Parcel solely due to a failure of the Waterpark Project to materially comply with the Gaming Facility License requirements, Montreign will be entitled to an abatement of annual fixed rent, percentage rent and all other amounts due until the earlier of the date when Montreign is permitted to conduct gaming operations or 30 days following the date Montreign takes over the operations of the Waterpark Project. Montreign is also required to provide EPT with various periodic financial statements and additional information upon EPT’s request.

In the event that EPT desires to sell, transfer, or assign its interests in the Casino Parcel and/or the Casino Lease to a competitor of Montreign (a “Competitor Transfer”), Montreign has the right to exercise its Purchase Option (as defined in the Purchase Option Agreement) solely with respect to the Casino Parcel, in accordance with the terms and conditions of the Purchase Option Agreement at any time following EPT’s delivery of a written notice (“Competitor Transfer Notice”) of no less than 30 days prior to the consummation of the Competitor Transfer and for as long as a competitor is the landlord under the Casino Lease. If Montreign delivers the Buyer’s Purchase Notice (as defined in the Option Purchase Agreement) within 15 days following the delivery of the Competitor Transfer Notice, EPT will be prohibited from consummating the Competitor Transfer and Montreign will acquire the Casino Parcel in accordance with the terms of the Purchase Option Agreement.

The Casino Lease also contains customary provisions allowing the Landlord to terminate the Lease if Montreign fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of Montreign or abandonment by Montreign of the leased property for certain period of time.

Golf Course Lease

On December 28, 2015, GC Tenant entered into a sublease (the “Golf Course Lease”) with Adelaar Developer for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the following material differences: (a) there is no percentage rent under the Golf Course Lease, and annual fixed rent is equal to: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”), (ii) $150,000 for the first ten years following the Golf Course Opening Date, and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease, plus GC Tenant’s portion of the special district tax assessments relating to the Infrastructure up to the capped amount applicable to the Golf Course Parcel, which shall not be assessed against GC Tenant prior to 60 months following the Commencement Date; (b) the Golf Course Lease does not contain any affirmative financial reporting obligations of GC Tenant or an operating covenant of GC Tenant beyond compliance with the Gaming License and other statutory regulations, as required for Montreign to maintain its Gaming License; and (c) an event of default under the Casino Lease triggers an event of default under the Golf Course Lease (but not vice versa) so long as GC Tenant is an affiliate of Montreign.

Entertainment Village Lease

On December 28, 2015, EV Tenant entered into a sublease (the “Entertainment Village Lease”) with Adelaar Developer, for the lease of the Entertainment Village Parcel. The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the following material differences: (a) there is no percentage rent under the Entertainment Village Lease, and annual fixed rent is equal to: (i) $0 prior to the date any portion of entertainment village first opens for business to the public (the “EV Opening Date”), (ii) $150,000 for the first ten years following the EV Opening Date, and (iii) $250,000.00 thereafter for the remainder of the term of the Entertainment Village Lease, plus EV Tenant’s portion of the special district tax assessments relating to the Infrastructure up to the capped amount applicable to the Entertainment Village Parcel, which shall not be assessed prior to 60 months following the Commencement Date; (b) the Entertainment Village Lease does not contain any financial reporting obligations of EV Tenant or an operating covenant of EV Tenant beyond compliance with the Gaming License and other statutory regulations, as required for Montreign to maintain its Gaming License; and (c) an event of default under the Casino Lease triggers an event of default under the Entertainment Village Lease (but not vice versa) so long as EV Tenant is an affiliate of Montreign.

Purchase Option Agreement

On December 28, 2015, Montreign and EPR entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which EPR granted to Montreign the option (the “Purchase Option”) to purchase all, but not fewer than all, of the Empire Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25 million for certain previous payments made by the Project Parties.
The Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

Under the Purchase Option Agreement, EPR also granted to Montreign the option (the “Resort Project Purchase Option”) to purchase not less than all of the balance of the EPR Property, excluding the Empire Project Parcels and the Waterpark (the

“Resort Property”) for an additional fee. The Resort Project Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Resort Project Purchase Option commenced on December 28, 2015, and shall expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR also granted to Montreign a right of first offer (“ROFO”) with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign then EPR shall be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign. The ROFO commenced on December 28, 2015 and shall continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

JCJ Architecture

Montreign has entered into a professional services agreement with JCJ Architecture PC, which is a standard architectural agreement, with normal and customary terms, and addresses, among other things, architectural services, dates of completion of the Casino Project and minority and woman owned business enterprise ("MWBE") participation in the Casino Project.

LP Ciminelli

Montreign has entered into a construction manager agreement with LP Ciminelli, Inc., which is a standard construction manager agreement, with normal and customary terms, and addresses, among other things, the guaranteed maximum price of approximately $511 million for the Casino Project, completion commitments and MWBE participation in the Casino Project.

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

In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2016, the law provides for a subsidized free play allowance of 15%.
Casino Gaming
The Upstate New York Gaming and Economic Development Act ("Gaming Act"), among other things, provides the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four (4) Gaming Facility Licenses. Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (the "Capital Region"); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (the "Finger Lakes Region"). Up to two (2) Gaming Facilities can be located in any of the three (3) regions. The Gaming Act provides that no Gaming Facilities shall be authorized in Bronx, Kings, New York, Queens or Richmond counties. The state may, however, legislatively authorize additional gaming facility licenses.
Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of 1,000 VGMs at each site.
In accordance with the Gaming Act, the Siting Board was charged with selecting applicants qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On December 17, 2014, the Siting Board selected one applicant in each region. On October 14, 2015, the Siting Board selected an additional applicant for the Finger Lakes Region. On December 21, 2015, the NYSGC granted three Gaming Facilities Licenses, of which we received the license for the Hudson Valley-Catskills Area, and one license was granted in each of the Capital Region and the Finger Lakes Region. The additional Gaming Facility License for the Finger Lakes Region is pending with the NYSGC. There will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the License Award Effective Date, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
In connection with the Company's application for a Gaming Facility License in response to the Siting Board's Request for Application (the "RFA"), we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing and investigation of our application. However, if the costs of processing, investigation and related costs exceed the Application Fee, we shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs are below the amount of the Application Fee paid, any unexpended portion shall be returned to us.
On March 1, 2016, the Minimum Capital Investment Deposit, in the aggregate amount of $85.4 million, was made. Montreign's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the Infrastructure and the Waterpark. We are required to pay the minimum licensing fee within thirty (30) days of the License Award Effective Date, which in our case is $51 million. The development of the Casino Project and Adelaar and the maintenance of our Gaming Facility License is subject to the conditions of the Gaming Facility License established by the NYSGC. The NYSGC will oversee regulation of our casino gaming operations when Montreign Resort Casino opens for business.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign Resort Casino will be 21, and no smoking will be authorized.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.

Regulatory Permits and Approvals Relating to Adelaar

Town of Thompson

In January, 2013, the Town Board of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plot for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

On June 3, 2015, the Company, as co-Applicant, submitted to the Planning Board an application for a minor amendment to the final site plan approval for the Casino Project reflecting certain changes to the Casino Project (the “Proposed Amendment”). By Resolution dated July 21, 2015, the Town Board determined that no further environmental review under SEQRA was required in connection with the Proposed Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Proposed Amendment by Resolution dated July 22, 2015. Also on July 22, 2015, the Planning Board adopted a resolution granting Preliminary Site Plan Approval for the Golf Course. The Company anticipates submitting an application for Final Site Plan Approval for the Golf Course in the coming months. The Company further anticipates submitting an application for Final Site Plan Approval for the Entertainment Village upon finalization of design details and specific environmental impacts of the Entertainment Village will be reviewed concurrent with the application for Final Site Plan Approval.

County of Sullivan Industrial Development Agency

On March 19, 2013, the County of Sullivan Industrial Development Agency ("IDA") approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) appointing the Company as IDA's agent to undertake the Casino Project; and (3) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State ("State") and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project (the "Tax Benefit"), (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State and (iii) a partial (or full) real property tax abatement over sixteen (16) years. In connection with the IDA application, the benefit of the exemption from the mortgage recording taxes imposed in the State was estimated to be $1.1 million, and the partial (or full) real property tax abatement was estimated to be $126 million over sixteen (16) years. The benefit of the exemption from the mortgage recording taxes will be based upon the mortgage amount and the amount of the real property tax abatement will be based upon a formula that considers the assessed value determined by the Town. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy. The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, payment in lieu of tax ("PILOT") Agreement, and related documents, (together the "IDA Documents") which will become effective upon certain conditions, including the awarding of a Gaming Facility License to Montreign.

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
Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately ninety (90) miles northwest of New York City. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit. There are approximately 17.5 million adults who live within 100 miles of the Catskills area. Pursuant to information from the US Census Bureau, in Sullivan County, the median household income from 2009 to 2013 was approximately $48,000.

Racing Competition

Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitation on our ability to compete for off-track and other legalized wagering revenues. Moreover, our inability to simulcast races to and from facilities outside of New York State, between February 1st and July 20th of 2014 because we did not have a horsemen's agreement in place with MHHA and delays in reinstating the interstate simulcasting after such suspension, adversely impacted our racing operations revenues in 2014 and continues to negatively impact racing revenues even though we are now able to engage in the interstate simulcasting of races.

New York

In New York, we face competition for guests from Orange, Duchess and Ulster Counties for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. We may face further competition because the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of 1,000 VGMs at each site.

New York legislators have introduced bills related to Internet gaming and Internet poker. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at fourteen (14) locations throughout the state. As of March 3, 2016, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, which has approximately 2,332 slot machines and 91 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,868 slot machines and 81 table games, including 8 poker tables, a hotel, spa and a golf course. Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") selected Stadium Casino, LLC to be awarded the thirteenth (13th) license for a casino to be located in Philadelphia, PA.

Pennsylvania legislators have introduced bills related to Internet gaming and the conduct of lottery on the Internet. Such bills have been referred to committees. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations, including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack. It is possible that a referendum will be placed on the ballot in November 2016 to enable voters to vote whether or not to amend the New Jersey State Constitution to permit two casinos in northern New Jersey. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, there is ongoing litigation regarding whether under federal law New Jersey racetracks and casinos can accept such sports wagers. We are uncertain if legalized sports wagering in New Jersey would have an impact on our current or future operations.
New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey and provides that such wagers may be accepted from individuals who are not physically present in New Jersey if the Division of Gaming Enforcement ("DGE") determines that such wagering is not inconsistent with federal law or the law of the jurisdiction, including any foreign nation, in which any such person is located. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack customers to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock.

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
Employees
As of March 3, 2016, the Company employed approximately 277 people.
Website Access
Our website address is www.empireresorts.com. Our filings with the Securities and Exchange Commission are available at no cost on our website as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.
Risks Relating to our Business
The development of Montreign Resort Casino, the Golf Course and Entertainment Village require additional equity capital and debt financing.  If the Company is unable to raise the additional financing needed to complete these projects, the Company’s business will be materially adversely affected.
The development of Montreign Resort Casino, the Golf Course and the Entertainment Village require additional equity capital and debt financing. We have received a commitment to participate in, and backstop, the Follow-On Rights Offering in the amount of $35 million, from Kien Huat. In addition, the CS Commitment Letter provides a commitment from Credit Suisse to provide debt financing in the amount of up to $545 million. We will need to complete both the additional equity and debt financings in order to complete the development of the Development Projects. If we are unable to obtain the necessary financing on terms and conditions acceptable to the Company, whether pursuant to the Follow-on Rights Offering and the CS Commitment Letter, or other sources of financing, our business, financial condition and prospects will be materially adversely affected.

If revenues and operating income from our operations at Monticello Casino and Raceway do not increase, it could adversely affect our financial performance.
There can be no assurance that our current operations will draw sufficient patrons to Monticello Casino and Raceway to increase our revenues to the point that we will recognize net income. The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYSGC and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYSGC. The NYSGC is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels. By statute, from April 1, 2008 until March 31, 2016, 41% of gross VGM revenue is distributed to us. Unless the 2016-2017 State Budget, which we anticipate will be adopted before March 31, 2016, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2017, effective as of April 1, 2016, only 39% of gross VGM revenue will be distributed to us beginning on April 1, 2016. No assurance can be given that such revenue will be sufficient to generate a profit or continue to do so. Our operations are subject to many regulatory, competitive, economic and business risks beyond our control, and a change in this regard could have a material adverse impact on our operations and our business prospects.
As a holding company, we are dependent on the operations of our subsidiary, MRMI, to pay dividends or make distributions in order to generate internal cash flow. Moreover, until the development of the Casino Project and portions of Adelaar are complete, our subsidiaries involved in such development will generate no revenue, which will adversely impact our cash flow.
We are a holding company with no revenue generating operations. In addition, three of our subsidiaries are involved in the development of the Casino Project and portions of Adelaar and will generate no revenues or cash flow until the completion of such projects. Consequently, our ability to meet our working capital requirements and to service our debt obligations depends on the earnings and the distribution of funds from our sole operating subsidiary, MRMI. While our current operations generate sufficient cash flow to fund our current obligations, there can be no assurance that MRMI will generate sufficient revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements or our obligations under any current or future indebtedness. In addition, MRMI or any other subsidiary may enter into contracts that limit or prohibit its ability to make distributions. Should our subsidiaries be unable to make distributions, our ability to meet our ongoing obligations would be jeopardized. Specifically, without the making of distributions, we would be unable to pay our employees, accounting professionals or legal professionals, all of whom we rely on to manage our operations, ensure regulatory compliance and sustain our public company status.
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
Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have the ability to award an unlimited amount of non-taxable free play to their guests. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 3, 2016, there were twelve casinos in operation within Pennsylvania, with six located at race tracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,300 slot machines and 87 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,870 slot machines and 80 table games, including 9 poker tables, a hotel, spa, and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. Any expansion of these casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.
No assurance can be given that we will be able to compete successfully for gaming customers with the established casinos in Pennsylvania or the competing VGM facility at Yonkers Raceway.
The continuing decline in the popularity of horse racing, decline of the horse population and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.
Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. In 2015, 2014 and 2013, we generated approximately $3.3 million, $1.8 million and $4.0 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $1.7 million, $900,000 and $2.0 million, respectively, were due to the horsemen. A continued decrease in attendance at live events and in on-track wagering, continued decline in the horse population and increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.
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
Risks Relating to the Casino Project and Adelaar

The development of the Montreign Resort Casino, the Golf Course and Entertainment Village will be capital intensive and we may not be able to proceed with the development project because of market conditions, which could put us at a competitive disadvantage.

The development of Montreign Resort Casino will require substantial additional capital and will generate no cash flow until the project is complete. The Company is required to make a Minimum Capital Investment of $651 million in the Initial Projects and on March 1, 2016, the Minimum Capital Investment Deposit, in the aggregate amount of $85.4 million, was made. Montreign's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the Infrastructure and the Waterpark. The January 2016 Rights Offering generated net proceeds of $285.9 million, which will be used (i) for the expenses relating to the development of the Casino Project, (ii) to redeem the Series E Preferred Stock in accordance with an existing settlement agreement and (iii) for the expenses related to the development of the Golf Course and Entertainment Village and to support the working capital needs of the Company. Kien Huat has agreed to participate in, and backstop, a further rights offering in an amount not to exceed $35 million in support of the Initial Projects, which commitment is discussed further below. In addition, the Company obtained the CS Credit Commitment (as defined below), pursuant to which Credit Suisse AG ("Credit Suisse") has committed to provide up to $545 million of debt financing. However, the Company has reserved the flexibility to reassess financing alternatives and either proceed with such debt financing or pursue alternative means of debt financing on terms and conditions more beneficial to the Company. However, we may not be able to obtain such alternative debt financing because of market conditions. If we are unable to obtain the additional financing necessary to complete the development of the Initial Projects on terms and conditions that are acceptable to the Company, our business, financial condition and results of operations will be materially adversely affected. The level of indebtedness will likely have several important effects on future operations, including, without limitation:

•
a portion of cash flow from current operations may be dedicated to the payment of any interest and/or principal required with respect to outstanding indebtedness while we are developing the Casino Project;

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

Failure to finalize and draw upon our CS Credit Commitment would mean we would need to find alternative funding sources, could result in less attractive financing terms and could delay or preclude the construction of Montreign Resort Casino.

The Company has entered into a commitment letter with Credit Suisse for the provision of a senior secured credit facility of up to $545 million to construct the Montreign Resort Casino (the "CS Credit Commitment"). The CS Credit Commitment is not a binding agreement to provide us loans and remains subject to the execution of definitive documentation, negotiation of material terms and conditions and syndication, due diligence, receipt of certain credit ratings and several other material conditions precedent to closing and funding. There can be no assurance that the definitive terms and conditions of the credit facility under the CS Credit Commitment will not differ materially from those currently contemplated or that all the conditions to close and fund will be met by that time or at all. If we were unable to finalize and borrow under the CS Credit Commitment, we may have to find a new group of lenders and negotiate new financing terms or consider other financing alternatives. If required, it is possible that new financing would not be available or would have to be procured on substantially less attractive terms, which could damage the economic viability of Montreign Resort Casino. The need to arrange such alternative financing would likely also delay the construction of Montreign Resort Casino, which would affect our cash flows, results of operations and financial condition.

The development costs associated with our portion of the Initial Projects may increase due to significant risks inherent in construction projects.

The development of our portion of the Initial Projects subjects us to significant risks inherent in the construction of a new facility, including unanticipated design, construction, regulatory and environmental problems. Our portion of the Initial Projects could also experience:

•	changes to plans and specifications (some of which may require the approval of the NYSGC);

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	inability of contractors and subcontractors to obtain and maintain required licenses issued by the NYSGC;

•	inability to meet minority and women owned business entity participation goals;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming;

•	facilities, real estate development or construction projects;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

The occurrence of any of these development and construction risks could increase the total costs of our portion of the Initial Projects and Adelaar or delay or prevent the construction or opening or otherwise affect the design and features of our portion of the Initial Projects and Adelaar, all of which could materially adversely affect our financial condition and cause us to require additional external financing.
In combination with existing and proposed casinos in New York State and nearby states, Montreign Resort Casino will face intense competition that may adversely impact our ability to meet our development goals.
A number of Native American tribes and gaming entrepreneurs are seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York. Further, it is possible that a referendum will be placed on the ballot in November 2016 to enable voters in New Jersey to vote whether or not to amend the New Jersey State Constitution to permit two casinos in northern New Jersey. We are unable to predict when or if laws would be amended to permit such tribes and entrepreneurs to develop casinos in New York and nearby states. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project. Based on proximity, a gaming facility in any of the nearby states, which would include a casino, hotel, restaurants and retail shops, could likely significantly increase the competition we face and have a material adverse effect on our business operations and future performance.
Montreign Resort Casino has no operating history and our projections on the operations of such property may not serve as an adequate basis to judge our future operating results and prospects.

There is no limited historical information available about Montreign Resort Casino upon which you can base your evaluation of business and prospects of such project. The development of Montreign Resort is in the very early stages and will generate no revenue until the completion of the project. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as a company seeking to develop and operate a major new development project and gaming businesses in a rapidly growing and intensely competitive market.
We have encountered and will continue to encounter risks and difficulties frequently experienced by companies developing a major new project, and those risks and difficulties may be heightened in a rapidly developing market such as the gaming market in the northeastern United States. Some of the risks relate to our ability to:

•	complete our construction projects within their anticipated time schedules and budgets;

•	attract and retain customers and qualified employees;

•	operate, support, expand and develop our operations and our facilities;

•	maintain effective control of our operating costs and expenses;

•	raise the additional capital necessary to complete Montreign Resort Casino;

•	develop and maintain internal personnel, systems and procedures to assure compliance with the extensive regulatory requirements applicable to the gaming business;

•	respond to changes in our regulatory environment; and

•	respond to competitive market conditions.
If we are unable to complete any of these tasks, we may be unable to complete and operate Montreign Resort Casino in the manner we contemplate and generate revenues in the amounts and by the times we anticipate. We may also be unable to meet the conditions to draw on one or more of our financing facilities to be obtained in order to fund our development and construction activities or may suffer a default under one or more of our financing facilities. If any of these events were to occur, it would cause a material adverse effect on our business and prospects, financial condition, results of operation and cash flows.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
We expect the labor used in the construction of the Initial Projects will be members of various unions. If we are unable to negotiate agreements with these labor unions on mutually acceptable terms, the affected employees may engage in a strike or other job actions, which could have a materially adverse effect on our results of operations and financial condition. Any unexpected shutdown of the development and construction of the Initial Projects from a work stoppage or strike action could have a material adverse effect on our businesses and results of operations. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage customers, including convention and meeting groups, from visiting our other property, Monticello Raceway and Casino. We cannot assure that we can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of our development project.

Even if Montreign Resort Casino, the Entertainment Village and the Golf Course are completed as planned and opened, they may not be financially successful, which would limit our cash flow and would adversely affect our operations and our ability to repay our debt.
Even if Montreign Resort Casino, the Entertainment Village and the Golf Course are completed as planned and opened, one or more still may not be a financially successful venture or generate the cash flows that we anticipate. We may not attract the level of patronage that we are seeking. If Montreign Resort Casino, the Entertainment Village or the Golf Course do not attract sufficient business, this will limit our cash flow and would adversely affect our operations and our ability to service payments under our loan facilities.

Construction at Montreign Resort Casino, the Entertainment Village and the Golf Course is subject to hazards that may cause personal injury or loss of life, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.
The construction of large scale properties such as Montreign Resort Casino, the Entertainment Village and the Golf Course can be dangerous. Construction workers at our projects are subject to hazards that may cause personal injury or loss of life, thereby subjecting the contractor and us to liabilities, possible losses, delays in completion of the projects and negative publicity. In the event of such accidents, we may stop construction for several days to allow for safety inspections and investigations. We and our contractors will take safety precautions that are consistent with industry practice, but these safety precautions may not be adequate to prevent serious personal injuries or further loss of life, damage to property or delays. If accidents occur during the construction of Montreign Resort Casino, the Entertainment Village or the Golf Course, we may be subject to delays, including delays imposed by regulators, liabilities and possible losses, which may not be covered by insurance, and our business, prospects and reputation may be materially and adversely affected.

Our business depends substantially on the continuing efforts of our senior management, and our business may be severely disrupted if we lose their services or their other responsibilities cause them to be unable to devote sufficient time and attention to the development of the Initial Projects.
We will place substantial reliance on the gaming, project development and hospitality industry experience and knowledge of the Northeast U.S. gaming market possessed by members of our senior management team. The loss of the services of one or more of these members of our senior management team could hinder our ability to effectively manage our business and implement our growth and development strategies. Finding suitable replacements for members of our senior management could be difficult, and competition for personnel of similar experience could be intense.

Gaming is a highly regulated industry and adverse changes or developments in gaming laws or regulations could be difficult to comply with or significantly increase our costs, which could cause our projects to be unsuccessful.
Gaming is a highly regulated industry. Current laws, such as licensing requirements, tax rates and other regulatory obligations, including for anti-money laundering, could change or become more stringent resulting in additional regulations being imposed upon the development of Montreign Resort Casino and the gaming operations or a further liberalization of competition being introduced in the gaming industry. Any such adverse developments in the regulation of the gaming industry in New York could be difficult to comply with and significantly increase our costs, which could cause Montreign Resort Casino to be unsuccessful.

New York State could grant additional gaming facility licenses in our Area or in New York City or the surrounding counties earlier than the expected seven-year blackout period, which could significantly increase the already intense competition in the Northeast U.S. and cause us to lose or be unable to gain market share.
The Upstate Gaming and Economic Development Act provides for the award of up to four (4) gaming facility licenses in three regions of upstate New York, including our Area, and prohibits the issuance of gaming facility licenses in the “downstate” region, which includes New York City and its surrounding counties. The award of such a gaming facility license is intended to be exclusive for a period of seven (7) years commencing on the date of award. We can provide no assurance that the New York State government will not change this law and issue additional gaming facility licenses before the expiration of this seven-year exclusivity period. If the New York State government were to allow additional competitors to operate in our Area or in other regions of New York through the grant of additional gaming facility licenses, we would face additional competition, which could significantly increase the already intense competition in the Northeast U.S. and cause us to lose or be unable to gain market share.
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
Kien Huat Realty III Limited (“Kien Huat”) is the beneficial holder of 27,533,067 shares of our common stock, representing approximately 88.7% of our voting power as of February 17, 2016. This reflects Kien Huat's participation and backstop of the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement and the conversion of the Kien Huat Note pursuant to the terms of a loan agreement dated November 10, 2010, by and between the Company and Kien Huat (the "Loan Agreement"). Under the terms of an investment agreement, dated November 12, 2009 (the “Investment Agreement”), between the Company and Kien Huat, if any option or warrant outstanding as of the final closing under the Investment Agreement, or the first 200,000 granted to directors or officers who served in such capacity as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant (such rights the "Option Matching Rights"). On February 17, 2016, Kien Huat declined to exercise its Option Matching Rights to acquire 204,706 shares of our common stock.
Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat will continue to be entitled to recommend three directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. Although Kien Huat has expressed no interest in doing so, Kien Huat is not restricted from acquiring additional shares of our common stock, including through open-market purchases. However, on February 17, 2016, we entered into a Letter Agreement with Kien Huat wherein Kien Huat agreed, for a period of three years, to seek certain approvals of the Board of Directors and minority shareholders in connection with any "going-private" transaction. Notwithstanding the Letter Agreement, this concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.
Risks Relating to the Market Value of Our Common Stock
The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.
The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2015 and March 3, 2016, the closing price of our common stock has ranged between $12.17 and $37.95 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including but not necessarily limited to:

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
Future sales of shares of our common stock in the public market could adversely affect the trading price of shares of our common stock and our ability to raise funds in new stock offerings.
Future sales of substantial amounts of shares of our common stock in the public market, including pursuant to the Second Amendment to the Commitment Letter or the effective shelf registration statement, or the perception that such sales or conversion are likely to occur could affect the market price of our common stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

General Business Risks
Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable income. Discretionary consumer spending habits have been adversely affected by the recent economic conditions and the actual or perceived economic conditions could lead to further decrease in spending by our guests. We cannot predict at what level these negative trends will continue, worsen or improve and the ultimate impact it will have on our future results of operations. The continued weakness in our market and the deterioration of the broader global economy would have a material adverse effect on our industry and our business, including our revenues, profitability, operating results and cash flow.
Moreover, we will need to raise additional capital or incur additional indebtedness to finance our plans for growth. Recent turmoil in the credit markets and the resulting impact on the liquidity of certain large financial institutions has had, and may continue to have, an effect through the U.S. economy, including limiting access to credit markets for certain borrowers at reasonable rates. Due to fluctuations in the credit markets from time to time, we may be unable to incur additional indebtedness to fund our business strategy, in the public or private markets, on terms we believe to be reasonable, if at all. Such instability and volatility in the financial markets may adversely impact our ability to obtain the financing necessary to pursue the development of the Casino Project.
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

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of any new tribal Class III casinos, destination gaming resorts or VGMs at certain racetracks and other locations in New York, Connecticut and New Jersey and casinos in Pennsylvania;

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
Monticello Land
Our primary asset, which is held in fee by MRMI, is a 232 acre parcel of land in Monticello, New York. Facilities at the site include Monticello Casino and Raceway, which includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes an 45,000 square foot gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and a two outlet food court with seating capacity for up to 350 patrons, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses. The corporate offices of the Company are located on the second floor of the building at Monticello Casino and Raceway.

EPT Property

Empire Project Parcel Leases and Purchase Option Agreement

On December 21, 2011, the Company entered into the Option Agreement. Pursuant to the Option Agreement, EPT granted us the Option to lease the Casino Parcel pursuant to the terms of a form of casino lease negotiated between the parties. Among other things, the Option Agreement also reflected the parties' agreement of when the Company must decide whether it would lease the EPT Property for purposes of constructing the Casino Project. The Option Agreement also provided the Company the ability to extend the date by which it would be required to make that decision in consideration for monthly Option Payments that increased every twelve months. The Company made Option Payments to EPT of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. In September 2013, the Board of Directors of EPT acted to provide an irrevocable notice to proceed with the development of the EPT Property and the Company's Board of Directors acted to waive the Company's right to terminate the MDA. As a result, pursuant to the terms of the Option Agreement, the aggregate Option Payments of $1,222,603 made prior to September 2013 became non-refundable. In addition to the $1,222,603 paid prior to September 2013, we made additional Option Payments of approximately $3.1 million and approximately $4.6 million in 2014 and 2015, respectively. The Option Agreement also granted the Company the option to purchase the EPT Property, together with the other property owned by EPT at the site of the former Concord Resort at the purchase prices described in the Option Agreement.

On September 3, 2015, MRMI and EPT entered into the Term Sheet reflecting general terms of a proposed amendment to the Option Agreement. The Term Sheet contemplated, among other things, amendments to the Option Agreement that would require MRMI and/or its affiliates to lease the Empire Project Parcels. The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease, each of which is substantially similar to the form of casino lease attached to the Option Agreement, and the Purchase Option Agreement, which collectively supersede the Option Agreement. In addition, the Option Payments made by the Company pursuant to the Option Agreement, which aggregate to a total of $8.5 million, shall be applied against rent amounts due to EPT as rent under the Casino Lease as more fully described below.

Casino Lease

On December 28, 2015, Montreign entered into the Casino Lease with EPT for the lease of the Casino Parcel. The Casino Lease is in substantially the same form as the form of ground lease underlying and attached as an exhibit to the amendment dated June 20, 2014 to the Option Agreement. The Casino Lease has a term that expires on the earlier of: (i) March 31, 2086, and (ii) upon Montreign giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five Option Dates (as defined below). The Option Dates under the Casino Lease mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversary of the commencement of the Casino Lease. Upon Montreign's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The annual fixed rent payments under the Casino Lease are as follows: (i) prior to March 1, 2016, Montreign's sole rent obligation under the Casino Lease will be to continue making the same payments it would have made under the Option Agreement; (ii) for the first year following March 1, 2016, Montreign shall have no rental payments due, with certain prior payments made under the Option Agreement being deemed to satisfy all rental obligations under the Casino Lease during this period; (iii) beginning April 2017 and continuing through September 2018, annual fixed rent shall equal $1.0 million per month; and (iv) beginning October 2018 and through the remainder of the term of the Casino Lease (the “Percentage Rent Period”), annual fixed rent shall equal $7.5 million. The annual fixed rent will escalate every five years by eight percent (8%). Montreign is also obligated to pay an annual percentage rent equal to five percent (5%) of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) for the Percentage Rent Period. Additionally, Montreign has an obligation to pay the special district tax assessment allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Pursuant to the Casino Lease, Montreign is permitted to use the leased premises solely as a regional destination casino resort, consisting of gaming operations, and the management and operations of all functions as may be necessary or appropriate to conduct the gaming operations. In addition, both EPT and Montreign are required to be in compliance with requirements of gaming authorities and if applicable, other governmental authorities related to the Gaming License and operation of the leased premises. In the event that Montreign is prevented from conducting gaming operations on the Casino Parcel solely due to a failure of the Waterpark Project to materially comply with the gaming facility license requirements, Montreign will be entitled to an abatement of annual fixed rent, percentage rent and all other amounts due until the earlier of the date when Montreign is permitted to conduct gaming operations or 30 days following the date Montreign takes over the operations of the Waterpark Project. Montreign is also required to provide EPT with various periodic financial statements and additional information upon EPT’s request.

In the event that EPT desires to enter into a Competitor Transfer, Montreign has the right to exercise its Purchase Option (as defined in the Purchase Option Agreement) in accordance with the terms and conditions of the Purchase Option Agreement at any time following EPT’s delivery of a Competitor Transfer Notice of no less than 30 days prior to the consummation of the Competitor Transfer and for as long as a competitor is the landlord under the Casino Lease. If Montreign delivers the Buyer’s

Purchase Notice (as defined in the Option Purchase Agreement) within 15 days following the delivery of the Competitor Transfer Notice, EPT will be prohibited from consummating the Competitor Transfer and Montreign will acquire the Casino Parcel to Montreign in accordance with the terms of the Purchase Option Agreement.

The Casino Lease also contains customary provisions allowing the Landlord to terminate the Lease if Montreign fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of Montreign or abandonment by Montreign of the leased property for certain period of time.

Golf Course Lease

On the Effective Date, GC Tenant entered into the Golf Course Lease with Adelaar Developer for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the following material differences: (a) there is no percentage rent under the Golf Course Lease, and annual fixed rent is equal to: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”), (ii) $150,000 for the first ten years following the Golf Course Opening Date, and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease, plus GC Tenant’s portion of the special district tax assessments relating to the Infrastructure up to the capped amount applicable to the Golf Course Parcel, which shall not be assessed against GC Tenant prior to 60 months following the Commencement Date; (b) the Golf Course Lease does not contain any affirmative financial reporting obligations of GC Tenant or an operating covenant of GC Tenant beyond compliance with the Gaming License and other statutory regulations, as required for Montreign to maintain its Gaming License; and (c) an event of default under the Casino Lease triggers an event of default under the Golf Course Lease (but not vice versa) so long as GC Tenant is an affiliate of Montreign.

Entertainment Village Lease

On the Effective Date, EV Tenant entered into the Entertainment Village Lease with Adelaar Developer, for the lease of the Entertainment Village Parcel. The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the following material differences: (a) there is no percentage rent under the Entertainment Village Lease, and annual fixed rent is equal to: (i) $0 prior to the EV Opening Date, (ii) $150,000 for the first ten years following the EV Opening Date, and (iii) $250,000 thereafter for the remainder of the term of the Entertainment Village Lease, plus EV Tenant’s portion of the special district tax assessments relating to the Infrastructure up to the capped amount applicable to the Entertainment Village Parcel, which shall not be assessed prior to 60 months following the Commencement Date; (b) the Entertainment Village Lease does not contain any financial reporting obligations of EV Tenant or an operating covenant of EV Tenant beyond compliance with the Gaming License and other statutory regulations, as required for Montreign to maintain its Gaming License; and (c) an event of default under the Casino Lease triggers an event of default under the Entertainment Village Lease (but not vice versa) so long as EV Tenant is an affiliate of Montreign.

Purchase Option Agreement

On December 28, 2015, Montreign, EPT and EPR LP entered into the Purchase Option Agreement, pursuant to which EPT and EPR LP collectively granted to Montreign the Purchase Option to purchase all, but not fewer than all, of the Empire Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25 million for certain previous payments made by the Project Parties.

Under the Purchase Option Agreement, EPR LP also grants to Montreign the Resort Project Purchase Option to purchase not less than all of the balance of the EPR Property, excluding the Resort Property for an additional fee. The Resort Project Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Resort Project Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR LP also granted to Montreign a ROFO with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR LP makes an offer to or rejects an offer made by Montreign, then EPR LP shall be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign. The ROFO commenced on December 28, 2015 and shall continue in full force and effect until EPR LP has sold, leased, licensed or otherwise transferred all of the Resort Property.

Item 3.	Legal Proceedings.

Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal (the "Motion") regarding the decision of the Third Department. The Motion was denied by the Third Department on September 2, 2015. On October 9, 2015, we filed a Motion for Leave to Appeal with the Court of Appeals. In an opinion dated November 24, 2015, the Court of Appeals denied our Motion for Leave to Appeal. The Appellate Division had remanded the case to the trial court for a recomputation of the amount of the judgment. In an Order and Amended Judgment dated December 22, 2015, MRMI was awarded a judgment in the amount of $183,096.91. We will aggressively pursue our judgment.
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

	High	Low
Year ended December 31, 2013
First Quarter	$12.25	$9.55
Second Quarter	15.25	9.50
Third Quarter	19.00	12.20
Fourth Quarter	33.20	18.75
Year ended December 31, 2014
First Quarter	$39.65	$23.75
Second Quarter	45.40	29.00
Third Quarter	36.15	20.25
Fourth Quarter	41.10	28.55
Year ended December 31, 2015
First Quarter	$37.95	$21.90
Second Quarter	29.95	22.45
Third Quarter	27.15	19.70
Fourth Quarter	25.00	19.74
Holders
According to Continental Stock Transfer & Trust Company, there were approximately 211 holders of record of our common stock at March 3, 2016.
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
On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on our Series B Preferred Stock in the amount of approximately $167,000 and payment was made the same day. The cash dividend was calculated as if it were a dividend issued in shares of our comment stock, which in accordance with the terms of the Series B Preferred stock, means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.
On February 9, 2015, our Board authorized the issuance of 5,102 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.
On February 19, 2014, our Board authorized the issuance of 6,167 shares of our common stock in payment of dividends due for the year ended December 31, 2013 on our Series B Preferred Stock. The recorded value of these shares was approximately $218,000. At December 31, 2013, the Company had undeclared dividends on the Series B Preferred Stock of approximately $218,000.

Performance Graph
The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2010 in (i) our common stock (ii) the Nasdaq Composite Index (iii) S&P 500 and (iv) the Dow Jones U.S. Gambling Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).
Comparison of cumulative total return on investment since December 31, 2010:

	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Empire Resorts Inc.	100.00	48.54	71.20	156.63	251.13	116.50
S&P 500	100.00	101.47	116.91	153.80	173.78	175.08
Dow Jones U.S. Gambling Index	100.00	92.56	100.81	170.02	134.65	99.75
Nasdaq Composite Index	100.00	98.2	113.82	157.44	178.53	188.75

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(1)		(2)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column - a)	Weighted- average exercise price of outstanding options, warrants and rights (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2005 - Equity compensation plan approved by security holders	189,952	$35.51	—
2015 - Equity compensation plan approved by security holders	—	$—	937,498
Total	189,952	$35.51	937,498

(1)
These amounts reflect stock options and warrants granted under our 2005 Equity Incentive Plan (pursuant to which no grants may be made on or after May 23, 2015, but such grants may extend beyond that date) and options, warrants and rights that may be granted under our 2015 Equity Incentive Plan.

(2)
On March 8, 2016, pursuant to the terms of the 2015 Equity Incentive Plan, the Board of Directors determined to increase the number of shares available for grant under such plan by 1,663,209 shares for a total amount of shares available for grants of 2,600,707. Such change is effective as of March 20, 2016.

Item 6.	Selected Financial Data
The following table presents our selected consolidated financial data for the five most recent fiscal years, which is derived from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our consolidated financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, including the related notes, contained elsewhere in this document and other data we have filed with the U.S. Securities and Exchange Commission.

	Fiscal Year Ended December 31, (amounts in thousands, except per share data):
	2015	2014	2013	2012	2011
Statement of Operations
Revenues:
Gaming	$60,463	$59,831	$63,642	$63,402	$61,388
Food, beverage, racing and other	11,171	9,683	12,776	12,220	11,634
Gross revenues	71,634	69,514	76,418	75,622	73,022
Less: Promotional allowances	(3,468)	(4,288)	(5,457)	(3,649)	(2,826)
Net revenues	68,166	65,226	70,961	71,973	70,196
Costs and expenses:
Gaming	44,525	44,160	47,129	45,700	44,497
Food, beverage, racing and other	10,493	9,986	11,470	10,959	10,388
Selling, general and administrative	12,648	11,599	12,734	12,895	11,534
Development expenses	32,514	12,207	18,009	—	—
Stock-based compensation	596	636	385	647	1,215
Depreciation	1,350	1,324	1,354	1,380	1,325
Total costs and expenses	102,126	79,912	91,081	71,581	68,959
Income/(loss) from operations	(33,960)	(14,686)	(20,120)	392	1,237

Amortization of deferred financing costs	(27)	(91)	(74)	(30)	—
Interest expense	(2,616)	(9,128)	(1,331)	(1,063)	(1,225)
Interest income	—	—	—	4	6
Income/(loss) before income taxes	(36,603)	(23,905)	(21,525)	(697)	18
Income tax provision	7	7	17	16	42
Net loss	(36,610)	(23,912)	(21,542)	(713)	(24)
Undeclared dividends on preferred stock	(178)	(188)	(5,508)	(1,551)	(1,551)
Net loss applicable to common shareholders	$(36,788)	$(24,100)	$(27,050)	$(2,264)	$(1,575)
Weighted average common shares outstanding, basic	10,749	9,286	8,501	5,990	5,469
Weighted average common shares outstanding, diluted	10,749	9,286	8,501	5,990	5,469
Loss per common share, basic	$(3.42)	$(2.60)	$(3.18)	$(0.38)	$(0.29)
Loss per common share, diluted	$(3.42)	$(2.60)	$(3.18)	$(0.38)	$(0.29)
Other Data:
Net cash provided by / (used in):
Operating activities	$(31,380)	$(15,492)	$(4,342)	$3,049	$3,291
Investing activities, including capital costs	(20,298)	(1,549)	(6,567)	(8,588)	(1,473)
Financing activities	51,655	15,950	9,372	1	(177)
Capital expenditures	(767)	(1,542)	(1,036)	(548)	(711)
Capitalized project development costs	(4,074)	—	—	—	—
Development costs	—	—	(5,574)	(8,197)	(750)

Balance Sheet Data:
Cash and cash equivalents	$6,412	$6,435	$7,526	$9,063	$14,601
Total assets	65,418	39,867	39,047	52,449	49,834
Long-term debt	17,426	17,426	17,426	17,426	17,426
Series E Preferred stock payable, including current portion	30,480	30,480	22,800	—	—
Stockholders' (deficit) / equity	(1,459)	(17,101)	(9,775)	24,813	24,879

Operating Data:
Total number of video gaming machines	1,110	1,110	1,110	1,110	1,110
Total number of video lottery terminals	1,070	1,090	1,090	1,090	1,090
Total number of electronic table game positions	40	20	20	20	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this document. All share and per share information in this annual report on Form 10-K gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.

Overview

Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries. All share and per share information in this annual report on Form 10-K gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.
Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000 square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming which enables MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI has added ETGs of the games of blackjack and 3-card poker to its facility and will add other games as they are approved by the NYSGC (defined below). We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In a letter dated February 12, 2016, the New York State Gaming Commission (the "NYSGC") assigned to MRMI the race dates requested through April 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
On December 21, 2015, our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), was awarded a license (a “Gaming Facility License”) by the NYSGC to operate a resort casino (“Montreign Resort Casino” or the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (“Adelaar” or the “Adelaar Project”), which is described below. The award of the Gaming Facility License follows the Company’s selection in December 2014 by the New York State Gaming Facility Location Board (the “Siting Board”) as the sole Hudson Valley - Catskills Area casino applicant eligible to apply to the NYSGC for a Gaming Facility License. The Gaming Facility License became effective on March 1, 2016 (the "License Award Effective Date").

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
The retail value of complimentary food, beverages and other items provided to our guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to our guests based on their relative gaming worth.
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

Fair value

We follow the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). We chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value. Our financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature.

Project Development costs

Prior to the enactment of the Gaming Act (defined below) in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit full-scale commercial casinos in New York, the Casino Project was being developed as a VGM facility. In such context, we were able to capitalize the expenditures relating to the Casino Project because development was probable as we would have transferred our existing license to operate a VGM facility from the Monticello Casino and Raceway to the Casino Project. Subsequent to the enactment of the Gaming Act, our subsidiary

Montreign submitted an application to the Siting Board for a Gaming Facility License with respect to the Casino Project, which Gaming Facility License would allow the Casino Project to operate as a full-scale casino rather than a VGM facility. Because our application for a Gaming Facility License was submitted in a competitive environment and it was not probable we would be awarded a Gaming Facility License, we could no longer capitalize the expenditures relating to the Casino Project incurred after November 2013. Therefore, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs relating to the Casino Project, and, after that time, all costs incurred for the Casino Project were expensed until we were awarded a Gaming Facility License on December 21, 2015. As a result of being awarded the Gaming Facility License, the Company began capitalizing the expenditures on the Casino Project, as well as the Entertainment Village and Golf Course, during the fourth quarter of 2015.

Results of Operations - Fiscal 2015 Compared to Fiscal 2014
The results of operations for the year ended December 31, 2015 and 2014 are summarized below (dollars in the table in thousands):

	2015	2014	Variance $	Variance %
Revenues:
Gaming	$60,463	$59,831	$632	1%
Food, beverage, racing and other	11,171	9,683	1,488	15%
Gross revenues	71,634	69,514	2,120	3%
Less: Promotional allowances	(3,468)	(4,288)	820	19%
Net revenues	68,166	65,226	2,940	5%
Costs and expenses:
Gaming	44,525	44,160	(365)	(1)%
Food, beverage, racing and other	10,493	9,986	(507)	(5)%
Selling, general and administrative	12,648	11,599	(1,049)	(9)%
Development expenses	32,514	12,207	(20,307)	(166)%
Stock-based compensation	596	636	40	6%
Depreciation	1,350	1,324	(26)	(2)%
Total costs and expenses	102,126	79,912	(22,214)	(28)%
Loss from operations	(33,960)	(14,686)	(19,274)	(131)%
Amortization of deferred financing costs	(27)	(91)	64	70%
Interest expense	(2,616)	(9,128)	6,512	(71)%
Loss before income taxes	(36,603)	(23,905)	(12,698)	(53)%
Income tax provision	7	7	—	—%
Net loss	$(36,610)	$(23,912)	$(12,698)	(53)%

Gaming revenue
Gaming revenue increased by approximately $632,000 or 1%, for the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014 from $59.8 million to $60.5 million. Handle increased approximately $34.3 million or 4.0% for the same period and the average daily win per unit increased from $147.68 to $149.24 for the same period. VGM hold percentage decreased to 6.8% for the twelve months ended December 31, 2015 versus 7.0% for the same period in 2014.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by approximately $1.5 million or 15%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014 from $9.7 million to $11.2 million. Racing revenue increased by $1.5 million for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. The increase in racing revenue is due to the ability to simulcast races to and from facilities outside of New York State for all of fiscal 2015. During fiscal 2014, we could not simulcast outside New York State because we did not have a horsemen's agreement effective from February 1, 2014 through July 20, 2014.
Other revenue increased by approximately $83,000 for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014 due to higher valet and ATM revenue.
The increases in racing and other revenue were offset by a decrease in food and beverage revenue of approximately $88,000 for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. The food and beverage revenue decrease is due to reduced covers and patron counts partially offset by an increase in the buffet price.

Promotional allowances

Promotional allowances decreased by approximately $820,000 or 19%, for the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014 from $4.3 million to $3.5 million, primarily due to an increase in subsidized free play. A legislative change in 2014 resulted in a decrease in gaming revenue due to a reduction in our use of non-subsidized free play (free play subject to NYSGC and other commissions), which resulted in a reduction of expenses subject to NYSGC and other commissions of approximately $756,000. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. In addition, food and beverage complimentaries decreased by approximately $99,000. These decreases were partially offset by a increase in player club awards of approximately $35,000.

Gaming costs

Gaming costs increased by approximately $365,000 or 1%, for the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014 from $44.2 million to $44.5 million. NYSGC and other commissions increased approximately $990,000, resulting from higher cash gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits decreased by approximately $418,000 as compared to the same period in the prior year due to reduced labor and payroll related expenses. Other gaming expenses decreased by approximately $207,000 due to lower utilities and software repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $507,000 or 5% for the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014 from $10.0 million to $10.5 million, primarily due to higher purse expenses of $428,000. Purse expenses were lower in fiscal 2014 due to the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement between February 1, 2014 and July 20, 2014 whereas we were able to simulcast to and from facilities outside New York State for all of fiscal 2015. Additionally, racing payroll and related expenses increased, and food and beverage benefits and related expenses increased by $213,000. These increases were offset by decreased food and beverage cost of goods of $134,000 largely due to lower revenues.

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $1.1million or 9%, for the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014 from $11.6 million to $12.7 million. Legal and consulting costs increased $456,000 in 2015. Other expenses increased $634,000 due to higher sales tax, real estates taxes, outside director compensation and insurance costs. Payroll and related benefits costs increased approximately $401,000 largely due to payroll and related costs and bonuses. These increases are offset by a decrease in marketing related expenses of $442,000 for the twelve months ended December 31, 2015, as compared to the December months ended December 31, 2014.

Development expenses
Development expenses increased approximately $20.3 million or 166% for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014 from $12.2 million to $32.5 million. Architectural, engineering fees and construction manager costs increased $22.1 million. Non-refundable payments pertaining to the Option Agreement with EPR increased $1.5 million for the same period. These increases were off set by a $2.3 million decrease in legal, consultants and other professional services, which includes a $1.3 million write off of legal fee for previous development expenses and the $1.0 million application fee paid during 2014.

Interest expense
Interest expense decreased approximately $6.5 million or 71%, for the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014 from $9.1 million to $2.6 million. Increases in the redemption value of our mandatorily redeemable Series E preferred stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $1.2 million and $7.7 million for the twelve months ended December 31, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of a settlement agreement.

Results of Operations - Fiscal 2014 Compared to Fiscal 2013
The results of operations for the year ended December 31, 2014 and 2013 are summarized below (dollars in thousands):

	2014	2013	Variance $	Variance %
Revenues:
Gaming	$59,831	$63,642	$(3,811)	(6)%
Food, beverage, racing and other	9,683	12,776	(3,093)	(24)%
Gross revenues	69,514	76,418	(6,904)	(9)%
Less: Promotional allowances	(4,288)	(5,457)	1,169	21%
Net revenues	65,226	70,961	(5,735)	(8)%
Costs and expenses:
Gaming	44,160	47,129	2,969	6%
Food, beverage, racing and other	9,986	11,470	1,484	13%
Selling, general and administrative	11,599	12,734	1,135	9%
Development expenses	12,207	18,009	5,802	32%
Stock-based compensation	636	385	(251)	(65)%
Depreciation	1,324	1,354	30	2%
Total costs and expenses	79,912	91,081	11,169	12%
Loss from operations	(14,686)	(20,120)	5,434	27%
Amortization of deferred financing costs	(91)	(74)	(17)	(23)%
Interest expense	(9,128)	(1,331)	(7,797)	(586)%
Loss before income taxes	(23,905)	(21,525)	(2,380)	(11)%
Income tax provision	7	17	(10)	(59)%
Net loss	$(23,912)	$(21,542)	$(2,370)	(11)%
     Gaming revenue
Gaming revenue decreased by $3.8 million or 6% for the twelve months ended December 31, 2014, as compared to the twelve months ended 2013 from $63.6 million to $59.8 million. Handle decreased by approximately $17.3 million or 2.6% for the same period. The average daily win per unit decreased from $157.08 for the twelve months ended December 31, 2013 to $147.68 for the twelve months ended December 31, 2014. VGM hold percentage decreased to 7.0% for the twelve months ended December 31, 2014 versus 7.4% for the twelve months ended 2013. The decreased hold percentage represents approximately $2.6 million of the $3.8 million decrease in gaming revenue. The severe weather during the first quarter of 2014 significantly impacted gaming revenue. During the first quarter the property was closed three days and had several additional days impacted due to the severe weather causing a decrease of approximately $725,000. During the second and third quarters we made a concentrated effort to reduce our marketing to lower-tier unprofitable segments and we increased our marketing efforts to regain mid and high level tier players. While this results in lower overall win, it generally increases overall player profitability. 2014 had higher jackpots versus the prior year which resulted in an estimated decrease of $637,000 in gaming revenue and contributed to the lower hold percentage in 2014. On July 22, 2014, the Governor signed legislation to amend the New York tax law to increase the subsidized free play allowance from 10% to 15% of gross gaming revenue. This legislative change resulted in a decrease in gaming revenue due to a reduction in non-subsidized free play (free play subject to NYSGC and other commissions), and affected the period of July 22, 2014 to December 31, 2014. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in gaming revenue and promotional allowances. This increase resulted in a reduction of gaming revenue and complimentaries of approximately $532,000.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $3.1 million or 24%, for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013 from $12.8 million to $9.7 million. Racing revenue decreased by $2.9 million for the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. The decrease in racing revenue was due to the inability to simulcast races to and from facilities outside of New York State from February 1, 2014 through July 20, 2014, because we did not have a horsemen's agreement during that period and, even after the agreement was executed, our racing revenues continued to be adversely impacted due to delays in reinstating the interstate simulcasting signal after the suspension. A new horsemen's agreement was executed on November 3, 2014.

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

Promotional allowances

Promotional allowances decreased by $1.2 million or 21%, for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 from $5.5 million to $4.3 million. Non-subsidized free play (free play subject to NYSGC and other commissions) decreased approximately $630,000. As discussed in detail above in gaming revenue, legislative changes on July 22, 2014 affected the percentage of subsidized free play which resulted in subsidized free play increased by approximately $532,000. The increased subsidized free play resulted in decreased non subsidized free play that is included in gaming revenue and promotional allowances. Players club awards decreased by $369,000 for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 partially due to a revision in the manner in which the liability was calculated and lower play club awards issued in 2014. Also, food and beverage complimentaries decreased by $170,000 due to fewer food coupons being issued for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013.

Gaming costs

Gaming costs decreased by $3.0 million or 6%, for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 from $47.1 million to $44.2million, primarily due to lower NYSGC and other commissions of $2.9 million, resulting from lower gaming revenue.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $1.5 million or 13% for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 from $11.5 million to $10.0 million. Racing and related expenses decreased by $1.5 million for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013, primarily due to reduced purse expenses of $774,000 attributed to reduced racing revenue and the inability to simulcast races to and from facilities outside of New York State because we did not have a horsemen's agreement from February 1, 2014 through July 20, 2014. Additionally, subsequent to the agreement being executed, our racing revenues continued to be adversely impacted due to delays in reinstating the interstate simulcasting signal after the suspension. A new horsemen's agreement was executed on November 3, 2014. Additionally, racing payroll and benefits decreased by $348,000 and other racing expenses decreased by $410,000. Food and beverage related expenses decreased slightly by $48,000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.1 million or 9% for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 from $12.7 million to $11.6 million. Legal and consulting fees decreased approximately $2.1 million, attributable to higher legal fees in 2013 associated with various legal matters, including the Bryanston litigation. Additionally, in 2014 we received a one time insurance settlement payment in the amount of $300,000 pertaining to a legal matter. The decrease in selling, general and administrative expenses was offset by an increase in marketing related expenses of $180,000. Other expenses increased $471,000 due to higher outside director compensation, real estate tax expense, insurance expense and an insurance cash receipt received in 2013 for storm damage. Payroll and related benefits costs increased approximately $326,000 largely due to higher bonus accruals, medical, dental, vision and other benefit related costs.

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

Stock-based compensation expense

Stock-based compensation increased by $251,000 or 65% from $385,000 to $636,000, related to compensation expense attributable to options granted to directors during the fiscal year ended December 31, 2014 and the vesting of restricted stock granted to management during November 2013 that had a three year vesting period.

Interest expense

Interest expense increased $7.8 million, for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013 from $1.3 million to $9.1 million in which the Company recognized interest expense of approximately $9.1 million, including an estimated $7.7 million of non-cash interest expense. As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480 the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement has been reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. Interest expense associated with the change in the redemption amount of the liability were $7.7 million and $0 for the year ended December 31, 2014 and 2013, respectively.
Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects (as defined below), for at least the next twelve months. To finance a portion of the Development Project expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $285.9 million. To complete the Development Projects, the Company will need to raise additional funds in support of the development of the Casino Project, the Entertainment Village and the Golf Course (collectively the “Development Projects”). Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the Credit Suisse Commitment (defined below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of December 31, 2015, we had total current assets of approximately $13.8 million and current liabilities of approximately $20.5 million. As of December 31, 2015, our total assets included approximately $15.5 million of remaining net proceeds from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. In the twelve months ended December 31, 2015, we incurred $32.5 million of development expenses and approximately $10.4 million in capitalized costs for the Development Projects, of which $34.0 million was paid through December 31, 2015.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $34.0 million for the twelve months ended December 31, 2015. The net loss for the twelve months ended December 31, 2015 was primarily related to the Company’s $32.5 million on-going development expenditures with respect to the Casino Project, which expenses could not be capitalized unless and until the Company was awarded a Gaming Facility License. As a result of being awarded the Gaming Facility License, the Company began capitalizing the expenditures on the Casino Project, as well as the Entertainment Village and Golf Course, during the fourth quarter of 2015.

In fiscal year 2015, total Development Projects costs incurred were approximately $42.9 million, of which $32.5 million was expensed and consisted of $2.7 million in legal, consultants and other professional services, $4.6 million of non-refundable payments pertaining to the Option Agreement with EPR, $24.1 million in architectural, engineering fees, construction manager costs and subcontractor costs, and $975,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter. The $42.9 million includes $10.4 million of capitalized project development costs during the fourth quarter of 2015.

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

Following the Company’s selection by the Siting Board to apply to the NYSGC for a Gaming Facility License, the Company submitted to the NYSGC an upgraded plan for the Casino Project (the “Upgraded Casino Plan”) and other changes to the initial phase of the Adelaar Project, including changes to the Entertainment Village and the Golf Course (the “Amended Adelaar Plan”). The Upgraded Casino Plan and the Amended Adelaar Plan which are the basis for the Gaming Facility License the Company was awarded requires that we invest, or cause to be invested no less than approximately $854 million ("Minimum Capital Investment") in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar.

The Gaming Facility License became effective on the License Award Effective Date, which is March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date; and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit, in the aggregate amount of $85.4 million, was made. The Company's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the Infrastructure and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond shall be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million on July 1, 2017; and (iii) approximately $30.1 million on January 15, 2018, unless the surety has been discharged and released from all liability under the bond and (ii) the surety has determined that all obligations to the surety under an indemnity agreement have been fully paid, performed and satisfied.

To support the Upgraded Casino Plan and the costs related to the development of the Golf Course and Entertainment Village, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of Montreign’s application for a Gaming Facility License. For the debt portion of the Company’s financing, in June 2014, Credit Suisse AG (“Credit Suisse”) committed to provide a senior secured credit facility (the “CS Credit Commitment”) of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment Credit Suisse provided up to a maximum of $545 million, which amount may be reduced by no more than $70 million depending on the amount of furniture, fixtures and equipment financing the Company otherwise obtains. The CS Credit Commitment provides that it may change the terms of the credit facility to ensure successful syndication. The CS Credit Facility is subject to various conditions precedent, including evidence of an equity investment in the Company of not less than $301 million, of which $50 million was raised in a rights offering conducted by the Company in 2015 and approximately $290 was raised in a rights offering conducted by the Company in 2016. The Company obtained the CS Credit Commitment to demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess financing alternatives and either proceed with the debt financing described herein or pursue alternative means of debt financing on terms and conditions more beneficial to the Company, subject to payment of a fee to Credit Suisse.

For the equity investment portion of the Company’s financing for the Development Projects and to redeem the outstanding Series E Preferred Stock in accordance with an existing settlement agreement, in June 2014, the Company and Kien Huat entered into the Commitment Letter. Pursuant to the Commitment Letter, Kien Huat initially agreed to participate in, and backstop, a rights offering in an amount up to $150 million plus the amount needed to redeem the Series E Preferred Stock if the Company commenced a rights offering on the terms described in the Commitment Letter in support of the Casino Project. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% being due if a rights offering was launched. In addition, the Company agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Commitment Letter and the consummation of the transactions contemplated thereby. In partial satisfaction of Kien Huat’s obligations pursuant to the Commitment Letter, Kien Huat participated in, and backstopped, the January 2015 Rights Offering (as defined below) in the amount of $50 million. The proceeds of the January 2015 Rights Offering were used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. The Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $250,000 (representing 0.5% of the $50 million amount raised in the January 2015 Rights Offering) and reimbursed Kien Huat for its expenses in an amount of $40,000.

To support the Upgraded Casino Plan, the expenses related to the development of the Golf Course and Entertainment Village, to redeem the Series E Preferred Stock and to provide working capital for the Company, the Company and Kien Huat entered into a second amendment to the Commitment Letter (the “Second Amendment” or the “Second Amendment to the Commitment Letter”) on September 22, 2015. Pursuant to the Second Amendment to the Commitment Letter, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering. In particular, Kien Huat agreed to participate in, and backstop, two additional rights offerings, the first of which is the January 2016 Rights Offering, which Kien Huat has agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Commitment Letter remain unchanged.

On January 5, 2016, the Company commenced a rights offering for aggregate gross proceeds of $290 million. In partial satisfaction of Kien Huat's obligations pursuant to the Second Amendment to the Commitment Letter, in connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed (i) to exercise its basic subscription rights to acquire approximately $30 million of our common stock within ten (10) days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $1,450,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement.

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

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of March 7, 2016, we had up to approximately $83.7 million available for future issuances under the S-3.

However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the S-3 to an amount no greater than one third our public float. This amount of availability is sufficient to complete the Follow-On Rights Offering. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. Pursuant to the terms of the Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of our common stock at a conversion rate of 76.440567 shares of common stock per $1,000 in principal amount, which represents a conversion price of approximately $13.0820 per share.

Net cash used in operating activities was approximately $31.4 million, $15.5 million and $4.3 million during the twelve months ended December 31, 2015, 2014 and 2013, respectively. We continue to have significant cash flows used in operating activities due to the costs we are incurring related to the Development Projects. We incurred $32.5 million, $12.2 million and 18.0 million of development costs during the twelve months ended December 31, 2015, 2014 and 2013, respectively. Additionally, our operating cash flows for the twelve months ended December 31, 2015 and 2014 were negatively impacted by (i) severe weather during the first quarter that caused a reduction in revenues; (ii) and economic and competitive landscape in the region.

Net cash used in investing activities was approximately $20.3 million, $1.5 million and $6.6 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The increase of approximately $18.8 million between 2015 and 2014 is the result of project development costs.

Net cash provided by financing activities was approximately $51.7 million, $16.0 million and $9.4 million for the twelve months ended December 31 2015, 2014 and 2013 respectively. Approximately $49.5 million was received from the 2015 Rights Offering, which is net of approximately $472,000 of expenses. The Company received approximately $2.6 million in proceeds from the exercise of options and warrants during 2015. In addition during 2015, the Company redeemed 26,667 shares of its Series E Preferred Stock, held by beneficial owners other than the Bryanston Group, for approximately $533,000. Approximately $13.2 million was received in 2014 from the 2014 Rights Offering, which is net of $189,000 of expenses.

On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on our Series B Preferred Stock in the amount of approximately $167,000 and payment was made the same day. The cash dividend was calculated as if it were a dividend issued in shares of our comment stock, which in accordance with the terms of the Series B Preferred stock, means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.

On February 9, 2015, our Board authorized the issuance of 5,102 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.

On February 19, 2014, our Board authorized the issuance of 6,167 shares of our common stock in payment of dividends due for the year ended December 31, 2013 on our Series B Preferred Stock. The recorded value of these shares was approximately $218,000. At December 31, 2013, the Company had undeclared dividends on the Series B Preferred Stock of approximately $218,000.

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

Contractual Obligations

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Bryanston Settlement Agreement (a)	$30,711	$30,711	$—	$—	$—
Casino lease (b)	399,124	1,000	20,500	15,000	362,624
Golf Course lease (c)	8,250	—	—	275	7,975
Entertainment Village lease (d)	8,250	—	—	275	7,975
License fee (e)	51,000	51,000	—	—	—
Total	$497,335	$82,711	$20,500	$15,550	$378,574

(a)	Amount reflects the redemption value as of March 7, 2016, the date on which, pursuant to a settlement agreement, we redeemed the outstanding Series E Preferred shares.

(b)
Annual fixed rent payments under the Casino Lease are as follows: (i) for the period December 2015 through March 1, 2016, payments of $500,000 per month: (ii) for the year following March 1, 2016, no payments are required; (iii) beginning March 2017 through August 2018 payments of $1,000,000 per month; (iv) beginning September 2018 payments of $625,000 per month escalating every five years by 8% through the end of the lease term.

(c)
Annual fixed rent payments under the Golf Course lease are as follows: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”), (ii) $150,000 for the first ten years following the Golf Course Opening Date, and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

(d)
Annual fixed rent payments under the Entertainment Village lease are as follows: (i) $0 prior to the date any portion of entertainment village first opens for business to the public (the “EV Opening Date”), (ii) $150,000 for the first ten years following the EV Opening Date, and (iii) $250,000.00 thereafter for the remainder of the term of the Entertainment Village Lease.

(e)	The licensee fee of $51 million is due on or before March 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are not subject to market risk only with respect to interest rates on outstanding debt as all of our outstanding debt as of December 31, 2015 bears interest at fixed interest rates.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
On Financial Statements

The Board of Directors and Stockholders of Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resorts, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Empire Resorts, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” as applicable and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2016

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Empire Resorts, Inc.

We have audited Empire Resorts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Empire Resorts, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting within Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Empire Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2015 of Empire Resorts, Inc. and subsidiaries and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2016

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(In thousands, except for per share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,412	$6,435
Restricted cash	1,341	1,710
Accounts receivable, net	1,156	1,048
Prepaid expenses and other current assets	4,841	4,297
Total current assets	13,750	13,490
Property and equipment, net	25,789	26,372
Capitalized project development costs	10,405	—
Cash for development of the Casino Project	15,472	—
Other assets	2	5
Total assets	$65,418	$39,867
Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$1,244	$2,205
Accrued expenses and other current liabilities	19,227	8,098
Total current liabilities	20,471	10,303
Long-term loan, related party	17,426	17,426
Series E preferred stock payable - 1,551 Shares as of December 31, 2015 and 2014	28,980	29,239
Total liabilities	66,877	56,968
Stockholders’ deficit:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, none issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 0 and 27 shares issued and outstanding as of December 31, 2015 and 2014, respectively (aggregate liquidation value of $0 and $524 as of December 31, 2015 and 2014, respectively)	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 9,561 and 7,901 shares issued and outstanding at December 31, 2015 and 2014, respectively	96	79
Additional paid-in capital	228,512	176,117
Accumulated deficit	(230,067)	(193,297)
Total stockholders’ deficit	(1,459)	(17,101)
Total liabilities and stockholders’ deficit	$65,418	$39,867
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except for per share data)

	2015	2014	2013
Revenues:
Gaming	$60,463	$59,831	$63,642
Food, beverage, racing and other	11,171	9,683	12,776
Gross revenues	71,634	69,514	76,418
Less: Promotional allowances	(3,468)	(4,288)	(5,457)
Net revenues	68,166	65,226	70,961
Costs and expenses:
Gaming	44,525	44,160	47,129
Food, beverage, racing and other	10,493	9,986	11,470
Selling, general and administrative	12,648	11,599	12,734
Development expenses	32,514	12,207	18,009
Stock-based compensation	596	636	385
Depreciation	1,350	1,324	1,354
Total costs and expenses	102,126	79,912	91,081
Loss from operations	(33,960)	(14,686)	(20,120)
Amortization of deferred financing costs	(27)	(91)	(74)
Interest expense	(2,616)	(9,128)	(1,331)
Loss before income taxes	(36,603)	(23,905)	(21,525)
Income tax provision	7	7	17
Net loss	(36,610)	(23,912)	(21,542)
Undeclared dividends on preferred stock	(178)	(188)	(5,508)
Net loss applicable to common shareholders	$(36,788)	$(24,100)	$(27,050)
Weighted average common shares outstanding, basic	10,749	9,286	8,501
Weighted average common shares outstanding, diluted	10,749	9,286	8,501
Loss per common share, basic	$(3.42)	$(2.60)	$(3.18)
Loss per common share, diluted	$(3.42)	$(2.60)	$(3.18)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) / EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2013	44	$—	1,731	$6,855	6,014	$60	$146,323	$(128,425)	$24,813
Redemption of Series E Preferred Shares	—	—	(1,703)	(6,854)	—	—	268	(19,033)	(25,619)
Declared and paid dividends on preferred stock	—	—	—	—	15	—	166	(167)	(1)
Common stock issued from exercise of rights offering	—	—	—	—	1,207	12	11,386	—	11,398
Stock issuance	—	—	—	—	—	—	(223)	—	(223)
Options exercised	—	—	—	—	63	1	1,014	—	1,014
Stock-based compensation	—	—	—	—	—	—	385	—	385
Net loss	—	—	—	—	—	—	—	(21,542)	(21,542)
Balances, December 31, 2013	44	—	28	1	7,299	73	159,319	(169,167)	(9,775)
Declared and paid dividends on preferred stock	—	—	—	—	6	—	218	(218)	—
Common stock issued from exercise of rights offering	—	—	—	—	428	4	13,364	—	13,368
Stock issuance	—	—	—	—	27	—	(188)	—	(188)
Options exercised	—	—	—	—	141	2	2,768	—	2,770
Stock-based compensation	—	—	—	—	—	—	636	—	636
Net loss	—	—	—	—	—	—	—	(23,912)	(23,912)
Balances, December 31, 2014	44	—	28	1	7,901	79	176,117	(193,297)	(17,101)
Declared and paid dividends on preferred stock	—	—	—	—	5	—	159	(160)	(1)
Redemption of Series E Preferred Shares	—	—	(28)	(1)	—	—	(533)	—	(534)
Common stock issued from exercise of rights offering	—	—	—	—	1,409	14	49,514	—	49,528
Stock issuance	—	—	—	—	123	1	—		1
Options exercised	—	—	—	—	40	1	160		162
Stock-based compensation	—	—	—	—	—	—	596		596
Warrants exercised	—	—	—	—	83	1	2,499	$—	2,500
Net loss	—	—	—	—	—	—	—	(36,610)	(36,610)
Balances, December 31, 2015	44	$—	—	$—	9,561	$96	$228,512	$(230,067)	$(1,459)

*	Series A preferred stock, none issued and outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(36,610)	$(23,912)	$(21,542)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,350	1,324	1,354
Provision / (Recovery) for doubtful accounts	10	(5)	(36)
Non-cash interest expense	1,241	7,680	—
Development costs write off	—	—	16,003
Loss on disposal of property and equipment	1	1	91
Stock - based compensation	596	636	385
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	354	(633)	128
Accounts receivable	(117)	135	(136)
Prepaid expenses and other current assets	(544)	(1,274)	(184)
Other assets	3	91	122
Accounts payable	(962)	(350)	(251)
Accrued expenses and other current liabilities	3,298	815	(276)
Net cash used in operating activities	(31,380)	(15,492)	(4,342)
Cash flows from investing activities:
Purchase of property and equipment	(767)	(1,542)	(1,036)
Capitalized project development costs	(4,074)	—	—
Cash restricted for development of the Casino Project	(15,472)	—	—
Restricted cash—Racing capital improvement	15	(7)	43
Development costs	—	—	(5,574)
Net cash used in investing activities	(20,298)	(1,549)	(6,567)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	49,528	13,180	11,178
Series E preferred shares and dividend redemption	(533)	—	(2,819)
Proceeds from exercise of stock options and warrants	2,660	2,770	1,013
Net cash provided by financing activities	51,655	15,950	9,372
Net decrease in cash and cash equivalents	(23)	(1,091)	(1,537)
Cash and cash equivalents, beginning of year	6,435	7,526	9,063
Cash and cash equivalents, end of year	$6,412	$6,435	$7,526
Supplemental disclosures of cash flow information:
Interest paid	$1,398	$1,330	$1,325
Income taxes paid	$—	$—	$17
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$159	$218	$167
Project development costs included in accrued expenses	$6,331	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Organization and Nature of Business

Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries. All share and per share information in this annual report on Form 10-K gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.

Through Empire’s wholly-owned subsidiary, MRMI, the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget (the "Budget") expands the statutory definition of Video Lottery Gaming which enables MRMI to operate ETGs of the games of blackjack and 3-card poker. MRMI has added ETGs of the games of blackjack and 3-card poker to its facility and will add other games as they are approved by the NYSGC (defined below). The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
In a letter dated February 12, 2016, the New York State Gaming Commission (the "NYSGC") assigned to MRMI the race dates requested through April 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
On December 21, 2015, our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign"), was awarded a license (a “Gaming Facility License”) by the NYSGC to operate a resort casino (“Montreign Resort Casino” or the ("Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County 90 miles from New York City (“Adelaar” or the “Adelaar Project”), which is described below. The award of the Gaming Facility License follows the Company’s selection in December 2014 by the New York State Gaming Facility Location Board (the “Siting Board”) as the sole Hudson Valley - Catskills Area casino applicant eligible to apply to the NYSGC for a Gaming Facility License. The Gaming Facility License became effective on March 1, 2016 (the "License Award Effective Date").

Liquidity

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects (as defined below), for at least the next twelve months. To finance a portion of the Development Projects expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $285.9 million. To complete the Development Projects, the Company will need to raise additional funds in support of the development of the Casino Project, the Entertainment Village and the Golf Course (collectively the “Development Projects”). Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the Credit Suisse Commitment. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of December 31, 2015, we had total current assets of approximately $13.8 million and current liabilities of approximately $20.5 million. As of December 31, 2015, our total assets included approximately $15.5 million of remaining net proceeds from the January 2015 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. In the twelve months ended December 31, 2015, we expensed $32.5 million of development costs and capitalized approximately $10.4 million for the Development Projects, of which $34.0 million was paid through December 31, 2015.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of$34.0 million for the twelve months ended December 31, 2015. The net losses for the twelve months ended December 31, 2015 were primarily related to the Company’s expenditures with respect to the Development Projects in the amount of $32.5 million, which expenses could not be capitalized unless and until the Company was awarded a Gaming Facility License. As a result of being awarded the Gaming Facility License, the Company began capitalizing the expenditures on the Casino Project, as well as the Entertainment Village and Golf Course, during the fourth quarter 2015.

In fiscal year 2015, total Development Projects costs incurred were approximately $42.9 million. Of this amount, $32.5 million was expensed and consisted of $2.7 million in legal, consultants and other professional services, $4.6 million of non-refundable payments pertaining to the Option Agreement with EPR, $24.2 million in architectural, engineering fees, construction manager costs and subcontractor costs, and $975,000 payment to Kien Huat for a commitment fee pursuant to the Second Amendment to the Commitment letter. The $42.9 million includes $10.4 million of capitalized project development costs during 2015.

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

Following the Company’s selection by the Siting Board to apply to the NYSGC for a Gaming Facility License, the Company submitted to the NYSGC the Upgraded Casino Plan and the Amended Adelaar Plan. The Upgraded Casino Plan and the Amended Adelaar Plan, which are the basis for the Gaming Facility License the Company was awarded, requires that we invest, or cause to be invested no less than approximately $854 million ("Minimum Capital Investment") in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar.

The Gaming Facility License became effective on March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date; and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. The Company's portion of the Minimum Capital Investment is approximately $651.4 million for the Casino Project, the Golf Course and Entertainment Village. On March 1, 2016, the Minimum Capital Investment Deposit, in the aggregate amount of $85.4 million, was made. Montreign's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village.

To support the Upgraded Casino Plan and the expenses related to the development of the Golf Course and Entertainment Village, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of Montreign’s application for a Gaming Facility License. For the debt portion of the Company’s financing, in June 2014, Credit Suisse committed to provide the CS Credit Commitment of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment Credit Suisse provided up to a maximum of $545 million, which amount may be reduced by no more than $70 million depending on the amount of furniture, fixtures and equipment financing the Company otherwise obtains. The CS Credit Commitment provides that it may change the terms of the credit facility to ensure successful syndication. The CS Credit Facility is subject to various conditions precedent, including evidence of an equity investment in Company of not less than $301 million, of which $50 million was raised in a rights offering conducted by the Company in the 2015 and $290 million was raised in a rights offering conducted by the Company in 2016. The Company obtained the CS Credit Commitment to demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess financing alternatives and either proceed with the debt financing described herein or pursue alternative means of debt financing on terms and conditions more beneficial to the Company, subject to payment of a fee to Credit Suisse.

For the equity investment portion of the Company’s financing for the Development Projects and to redeem the outstanding Series E Preferred Stock in accordance with an existing settlement agreement, in June 2014, the Company and Kien Huat entered into the Commitment Letter. Pursuant to the Commitment Letter, Kien Huat initially agreed to participate in, and backstop, a rights offering in an amount up to $150 million plus the amount needed to redeem the Series E Preferred Stock if the Company commenced a rights offering on the terms described in the Commitment Letter in support of the Casino Project. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount raised, of which 0.5% was paid upon execution of the Commitment Letter and the remaining 0.5% being due if a rights offering was launched. In addition, the Company agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Commitment Letter and the consummation of the transactions contemplated thereby. In partial satisfaction of Kien Huat’s obligations pursuant to the Commitment Letter, Kien Huat participated in, and backstopped, the January 2015 Rights Offering (as defined below) in the amount of $50 million. The proceeds of the January 2015 Rights Offering were used for the expenses relating to the pursuit of the Gaming Facility License for the Casino Project and for development purposes. The Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $250,000 (representing 0.5% of the $50 million amount raised in the January 2015 Rights Offering) and reimbursed Kien Huat for its expenses in an amount of $40,000.

To support the Upgraded Casino Plan, the expenses related to the development of the Golf Course and Entertainment Village, to redeem the Series E Preferred Stock and to provide working capital for the Company, the Company and Kien Huat entered into a second amendment to the Commitment Letter (the “Second Amendment” or the “Second Amendment to the Commitment Letter”) on September 22, 2015. Pursuant to the Second Amendment to the Commitment Letter, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering. In particular, Kien Huat agreed to participate in, and backstop, two additional rights offerings, the first of which is the January 2016 Rights Offering, which Kien Huat has agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Commitment Letter remain unchanged.

On January 5, 2016, the Company commenced a rights offering for aggregate gross proceeds of $290 million. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to exercise its basic subscription rights and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $1,450,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. See Note H, "Stockholders' Equity," for additional information about the January 2016 Rights Offering.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock at $35.50 per share. This includes 10,658 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. The Company received net proceeds of approximately $49.5 million, which were used for the expenses relating to the pursuit of the Gaming Facility License and are being used for development purposes relating to the Casino Project.

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). The Company distributed to its common stock holders and Series B Preferred Stock holders one (1) non-transferable right to purchase one (1) share of common stock at a subscription price of $31.25 per share for each fifteen shares of common stock owned, or into which their Series B Preferred Stock was convertible, on March 31, 2014, the record date for the April 2014 Rights Offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of March 31, 2014, stockholders were able to oversubscribe for additional shares of common stock. Upon completion of the April 2014 Rights Offering, the Company issued 427,776 shares of common stock and raised approximately $13.4 million. This includes 90,633 shares issued to holders upon exercise of their basic subscription rights, 302,526 shares issued to Kien Huat upon exercise of its basic subscription rights and 34,617 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering. The Company utilized the net proceeds of approximately $13.2 million for certain expenses relating to (i) the Adelaar Project and Casino Project; (ii) maintaining our on-going operations and facilities; and (iii) support of our pursuit of a Gaming Facility License.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Casino Project and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of March 7, 2016, we had up to approximately $83.7 million available for future issuances under the S-3. However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the S-3 to an amount no greater than one third our public float. This amount of availability is sufficient to complete the Follow-On Rights Offering. This amount of availability is sufficient to complete the Follow-On Rights Offering.The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. Pursuant to the terms of the Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of our common stock, which conversion, along with the payment in cash of interest due, satisfied the Kien Huat Note in full (the "Conversion"). See Note F, "Long Term Loan, Related Party," for additional information about the Note Conversion.
Recent Events

Letter Agreement

As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the conversion of the Kien Huat Note, at the request of the Company, on February 17, 2016, Kien Huat and the Company entered a letter agreement (the “Letter Agreement”) pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three year anniversary of the closing of the January 2016 Rights Offering and (ii) the one year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause its affiliates other than the Company or its subsidiaries (collectively with Kien Huat, “Kien Huat Parties”) not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B preferred stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the board of directors (the “Board”) of the Company (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three (3) independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).
Monticello Casino and Raceway
Monticello Casino and Raceway began racing operations in 1958 and currently features:

•	1,070 VLTs and 40 ETGs (collectively 1,110 VGMs);

•	year-round live harness horse racing;

•	year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

•	a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

•	parking spaces for 2,000 cars and 10 buses;

•	a buffet and two outlet food court with seating capacity for up to 350 patrons;

•	a 3,800 square foot multi-functional space used for events;

•	a casino bar and an additional clubhouse bar; and

•	an entertainment lounge with seating for 75 patrons.
VGM Operations
We currently operate a 45,000 square foot VGM facility known as Monticello Casino and Raceway. Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. By statute, from April 1, 2008 until March 31, 2016, 41% of gross VGM revenue is distributed to us. Unless the 2016-2017 State Budget, which we anticipate will be adopted by March 31, 2016, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2017, effective as of April 1, 2016, 39% of gross VGM revenue will be distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m.
VGM activities in the State of New York are overseen by the NYSGC.
Raceway Operations
We derive our racing revenue principally from:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

•	fees from wagering at out-of-state locations and internationally on races run at Monticello Casino and Raceway using export simulcasting;

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in the State of New York;

•	wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and

•	program and certain other ancillary activities.
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

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA") entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the "2014 MHHA Agreement"). The 2014 MHHA Agreement had an initial term of two (2) years. However, because Montreign was awarded a Gaming Facility License, the 2014 MHHA Agreement was extended for an additional seven (7) years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive 200,000 shares of Empire common stock and a warrant to purchase 60,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.
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

Adelaar and Montreign Resort Casino
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”) two wholly-owned subsidiaries of EPR Properties (“EPR”). Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the "Waterpark"), Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village”and, together with the Casino Project, the Waterpark, the Golf Course and the Entertainment Village, the “Initial Projects”). Although construction has commenced, over the past four years, the Company has expended substantial time and resources on designing Montreign Resort Casino and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain necessary permits and approvals for construction of the Initial Projects.
Montreign Resort Casino
Montreign Resort Casino,is designed to meet 5-star and 5-diamond standards and is expected to include:

•	A 90,000 square foot casino floor featuring 2,150 slot machines, 102 table games and a 14 – 16 table poker room (inclusive of the poker room and VIP and high-limit areas);

•	Designated VIP/high-limit areas within such gaming floor which will offer a minimum of 26 slot machines, 8 table games, and a player’s lounge offering food and beverage;

•
An 18 story hotel tower containing 332 luxury rooms (including at least eight 1,000 – 1,200 square foot garden suites, seven 1,800 square foot, two story townhouse villas, and 12 penthouse-level suites), indoor pools and fitness center;

•	A VIP floor containing 6 private VIP gaming salons, a private gaming cage, and butler service;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 1,300 people and a mezzanine level that includes the 14 -16 table poker room, access to outdoor terraces and approximately 7,000 square feet of meeting room space;

•	A 7,500 square foot spa located at the VIP level; and

•	Seven restaurants and four bars.
Gaming Facility License

The Gaming Facility License will be effective on the License Award Effective Date. The Gaming Facility License will have an initial duration of ten years from the License Award Effective Date. It shall be renewable thereafter for a period of at least an additional ten years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC, which conditions require Montreign, and any successors and assigns, to:
•     pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date;

•	deposit via cash or bond 10% of the Minimum Capital Investment (as defined below) on the License Award Effective Date (the "Minimum Capital Investment Deposit");

•
invest, or cause to be invested, no less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar;

•	own or acquire, including by lease, the land where Montreign Resort Casino will be built within 60 days of the License Award Effective Date;
•     fulfill substantially the commitments and execute the submitted plans for Montreign Resort Casino and Adelaar;

•
commence gaming operations within 24 months following the License Award Effective Date upon the NYSGC’s approval to open Montreign Resort Casino for gaming following a determination that the submitted plans for

Montreign Resort Casino has been substantially completed in accordance with the construction plans, specifications and timelines submitted by Montreign;

•	comply with Article 15-A of the Executive Law and minority and woman business enterprise requirements and regulations for Montreign Resort Casino capital projects;

•	take all reasonable steps to obtain and comply in all material respects with all permits and zoning approvals required for the initial phase of the Adelaar Project;

•
maintain and comply in all material respects with the terms and conditions of agreements relating to live entertainment agreements; project labor agreements; labor peace agreements; cross-marketing agreements with local partners; and affirmative action program agreements, with notice and a reasonable opportunity to cure any defects or failures to comply;

•
create a minimum of 1,425 full time jobs and 96 part time jobs and undertake to establish workforce development and affirmative action programs that conform, at a minimum to the programs submitted by Montreign that comply with applicable regulations;

•	undertake to establish a problem gambling program conforming, at a minimum, to the program submitted by Montreign that complies with applicable regulations;

•
within 30 days of the Award Date and thereafter on a quarterly basis, update the NYSGC on the status of certain litigation to which Montreign or certain entities and individuals that are required to be qualified by the NYSGC is a party;

•	comply with debt to equity ratios to be established by the NYSGC;

•	promptly inform the NYSGC of any declared default or any failure to meet any material payment of interest or principal when due under any existing or future debt;

•	provide written notification to the NYSGC if Montreign intends to refinance existing debt or incur additional capital debt of $50 million or more during any consecutive twelve-month period;

•	comply with NYSGC regulations concerning the submission of audited financial statements;

•
submit to the NYSGC at least 90 days prior to the anticipated opening date of Montreign Resort Casino and thereafter implement and maintain a plan to comply with the federal anti-money laundering statute and applicable regulations; and

•	apply for a casino alcoholic beverage license in accordance with applicable regulations.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. If full build-out occurs, the Entertainment Village will be approximately 150,000-200,000 square feet, depending on market demand. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The redesign of the Golf Course has been approved by the Company and construction work has begun.
Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), Montreign, Empire Resorts Real Estate I, LLC (“GC Tenant”) and Empire Resorts Real Estate II LLC (“EV Tenant," and together with Montreign and GC Tenant, the “Project Parties”), each a wholly-owned subsidiary of the Company, on the one hand, and EPT, EPR LP and Adelaar Developer, LLC (“Adelaar Developer,” together with EPT and EPR LP collectively, “EPR”), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of Adelaar. The MDA generally provides that the development of Adelaar will comply with all requirements set forth in the Gaming Facility License. The term of the MDA, as amended, commenced on the MDA Effective Date and, with the exception of certain provisions relating to the operation of the facilities which survive for the term of the Gaming Facility License, shall expire on the earlier to occur of the (i) the completion and opening to the general public for business of the Initial Projects and (ii) sooner termination pursuant to the terms of the MDA, as described below.

In accordance with the terms of the MDA, the Project Parties shall each be responsible for the development and construction of their portion of the Initial Projects. Montreign is responsible for the Casino Project, GC Tenant is responsible for the Golf Course and EV Tenant is responsible for the Entertainment Village. The Project Parties have agreed to invest a minimum of $611 million in the development and construction of the Casino Project, $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Project Parties have agreed to construct the Casino Project, Golf Course and Entertainment Village such that each project is completed within the project schedule agreed to by the parties (the “Project Schedule”). During the term of the Gaming Facility License, the Project Parties will be responsible for maintaining and operating the Casino Project, Golf Course and Entertainment Village in material compliance with all requirements set forth in the Gaming Facility License. In connection with the MDA, on December 28, 2015, Empire entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of the Project Parties described in this paragraph.

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) that are required to be constructed to enable the Initial Projects to be open and fully operational in accordance with the Project Schedule (the “Infrastructure”). EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the Infrastructure. EPR plans to finance the costs of the Infrastructure through tax exempt bonds issued by a local development corporation. The debt service for the Infrastructure Bonds will be funded through special district tax assessments, a portion of which will be allocated to the Empire Project Parcels (as defined below). EPR and the Project Parties have agreed to a capped dollar amount for each of the Empire Project Parcels (the “Empire Cap”) above which the Project Parties shall not be responsible. Furthermore, EPR has agreed to construct the Waterpark and the Infrastructure in accordance with the Project Schedule. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless both (a) the Casino Lease (as defined below) terminates prior to the Commencement Date (defined below) in accordance with its terms and (b) Montreign fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

Empire Project Parcel Leases and Purchase Option Agreement

On December 21, 2011, MRMI entered into an option agreement with EPT, which was last amended by a letter agreement dated June 20, 2014, between EPT and MRMI (as amended, the “Option Agreement”). Pursuant to the Option Agreement, EPT granted us a sole and exclusive option (the “Option”) to lease the parcel on which Montreign Resort Casino would be built (the "Casino Parcel") pursuant to the terms of a form of casino lease negotiated between the parties. Among other things, the Option Agreement also reflected the parties' agreement of when the Company must decide whether it would lease the Casino Parcel for purposes of constructing the Casino Project. The Option Agreement also provided the Company the ability to extend the date by which it would be required to make that decision in consideration for monthly option payments (the "Option Payments") that increased every twelve months. The Company made Option Payments to EPT of $750,000 and $472,603, on December 21, 2011 and March 8, 2013, respectively. In September 2013, the Board of Directors of EPT acted to provide an irrevocable notice to proceed with the development of the Casino and the Company's Board of Directors acted to waive the Company's right to terminate the MDA. As a result, pursuant to the terms of the Option Agreement, the aggregate Option Payments of $1,222,603 made prior to September 2013 became non-refundable. In addition to the $1,222,603 paid prior to September 2013, we made additional Option Payments expense of approximately $3.1 million and approximately $4.6 million in 2014 and 2015, respectively. The Option Agreement also granted the Company the option to purchase the Casino Parcel, together with the other property owned by EPT at the site of the former Concord Resort at the purchase prices described in the Option Agreement.

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) reflecting general terms of a proposed amendment to the Option Agreement. The Term Sheet contemplated, among other things, amendments to the Option Agreement that would require MRMI and/or its affiliates to lease the parcels containing the Golf Course (the "Golf

Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Project Parcel. The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease (as these terms are defined below), each of which is substantially similar to the form of casino lease attached to the Option Agreement, and the Purchase Option Agreement (each as defined and described below), which collectively supersede the Option Agreement. In addition, the Option Payments made by the Company pursuant to the Option Agreement, which aggregate to a total of $8.5 million, shall be applied against rent amounts due to EPT as rent under the Casino Lease as more fully described below.

Casino Lease

On December 28, 2015 , Montreign entered into a lease (the “Casino Lease”) with EPT for the lease of the Casino Parcel. The Casino Lease has a term that expires on the earlier of: (i) March 31, 2086, and (ii) upon Montreign giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least twelve (12) months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the twentieth (20th), thirtieth (30th), fortieth (40th), fiftieth (50th) and sixtieth (60th) anniversaries of the commencement of the Casino Lease. Upon Montreign's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The annual fixed rent payments under the Casino Lease are as follows: (i) prior to March 1, 2016, Montreign's sole rent obligation under the Casino Lease was to continue making the same payments it would have made under the Option Agreement; (ii) for the first year following March 1, 2016, certain prior payments made under the Option Agreement will be deemed to satisfy all rental obligations under the Casino Lease during this period and so Montreign will have no rental payments due; (iii) beginning March 2017 and continuing through August 2018, annual fixed rent shall equal $1 million per month; and (iv) beginning September 2018 and through the remainder of the term of the Casino Lease (the “Percentage Rent Period”), annual fixed rent shall equal $7.5 million. The annual fixed rent will escalate every five years by eight percent (8%). Montreign is also obligated to pay an annual percentage rent equal to five percent (5%) of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) for the Percentage Rent Period. Additionally, Montreign has an obligation to pay the special district tax assessment allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Pursuant to the Casino Lease, Montreign is permitted to use the leased premises solely as a regional destination casino resort, consisting of gaming operations, and the management and operations of all functions as may be necessary or appropriate to conduct the gaming operations. In addition, both EPT and Montreign are required to be in compliance with requirements of gaming authorities and if applicable, other governmental authorities related to the Gaming License and operation of the leased premises. In the event that Montreign is prevented from conducting gaming operations on the Casino Parcel solely due to a failure of the Waterpark Project to materially comply with the Gaming Facility License requirements, Montreign will be entitled to an abatement of annual fixed rent, percentage rent and all other amounts due until the earlier of the date when Montreign is permitted to conduct gaming operations or 30 days following the date Montreign takes over the operations of the Waterpark Project. Montreign is also required to provide EPT with various periodic financial statements and additional information upon EPT’s request.

In the event that EPT desires to sell, transfer, or assign its interests in the Casino Parcel and/or the Casino Lease to a competitor of Montreign (a “Competitor Transfer”), Montreign has the right to exercise its Purchase Option (as defined in the Purchase Option Agreement) solely in connection with the Casino Parcel, in accordance with the terms and conditions of the Purchase Option Agreement at any time following EPT’s delivery of a written notice (“Competitor Transfer Notice”) of no less than 30 days prior to the consummation of the Competitor Transfer and for as long as a competitor is the landlord under the Casino Lease. If Montreign delivers the Buyer’s Purchase Notice (as defined in the Option Purchase Agreement) within 15 days following the delivery of the Competitor Transfer Notice, EPT will be prohibited from consummating the Competitor Transfer and Montreign will acquire the Casino Parcel in accordance with the terms of the Purchase Option Agreement.

The Casino Lease also contains customary provisions allowing the Landlord to terminate the Lease if Montreign fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of Montreign or abandonment by Montreign of the leased property for certain period of time.

Golf Course Lease

On December 28, 2015, GC Tenant entered into a sublease (the “Golf Course Lease”) with Adelaar Developer for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the following material differences: (a) there is no percentage rent under the Golf Course Lease, and annual fixed rent is equal to: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”), (ii) $150,000 for the first ten years following the Golf Course Opening Date, and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease, plus GC Tenant’s portion of the special district tax assessments relating to the infrastructure up to the capped amount applicable to the Golf Course Parcel, which shall not be assessed against GC Tenant prior to 60 months following the Commencement Date; (b) the Golf Course Lease does not contain any affirmative financial reporting obligations of GC Tenant or an operating covenant of GC Tenant beyond compliance with the Gaming License and other statutory regulations, as required for Montreign to maintain its Gaming License; and (c) an event of default under the Casino Lease triggers an event of default under the Golf Course Lease (but not vice versa) so long as GC Tenant is an affiliate of Montreign.

Entertainment Village Lease

On December 28, 2015, EV Tenant entered into a sublease (the “Entertainment Village Lease”) with Adelaar Developer, for the lease of the Entertainment Village Parcel. The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the following material differences: (a) there is no percentage rent under the Entertainment Village Lease, and annual fixed rent is equal to: (i) $0 prior to the date any portion of entertainment village first opens for business to the public (the “EV Opening Date”), (ii) $150,000 for the first ten years following the EV Opening Date, and (iii) $250,000 thereafter for the remainder of the term of the Entertainment Village Lease, plus EV Tenant’s portion of the special district tax assessments relating to the infrastructure up to the capped amount applicable to the Entertainment Village Parcel, which shall not be assessed prior to 60 months following the Commencement Date; (b) the Entertainment Village Lease does not contain any financial reporting obligations of EV Tenant or an operating covenant of EV Tenant beyond compliance with the Gaming License and other statutory regulations, as required for Montreign to maintain its Gaming License; and (c) an event of default under the Casino Lease triggers an event of default under the Entertainment Village Lease (but not vice versa) so long as EV Tenant is an affiliate of Montreign.

Purchase Option Agreement

On December 28, 2015, Montreign and EPR entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which EPR granted to Montreign the option (the “Purchase Option”) to purchase all, but not fewer than all, of the Empire Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25 million for certain previous payments made by the Project Parties. The Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

Under the Purchase Option Agreement, EPR also granted to Montreign the option (the “Resort Project Purchase Option”) to purchase not less than all of the balance of the EPR Property, excluding the Empire Project Parcels and the Waterpark (the “Resort Property”) for an additional fee. The Resort Project Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Resort Project Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR also granted to Montreign a right of first offer (“ROFO”) with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign, then EPR shall be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign. The ROFO commenced on the Effective Date and shall continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

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

In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2016, the law provides for a subsidized free play allowance of 15%. On July 22, 2014, the Governor signed legislation to amend the New York tax law, in relation to the non-subsidized free play allowance. The law increased the non-subsidized free play allowance from 10% to 15% effective July 22, 2014.
Casino Gaming

The Upstate New York Gaming and Economic Development Act ("Gaming Act"), among other things, provides the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four (4) Gaming Facility Licenses. Gaming Facilities are authorized in three (3) ming Act authorizes the NYSGC to award up to four (4) Gaming Facility Licenses. Gaming Facilities are authorized in three (3) regions of the state: the Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties, which is referred to as the "Hudson Valley-Catskills Area" and in which we are located; the Albany, Fulton, Montgomery, Rensselaer, Saratoga, Schenectady, Schoharie and Washington counties (the "Capital Region"); and the Broome, Chemung (east of State Route 14), Schuyler (east of State Route 14), Seneca, Tioga, Tompkins, and Wayne (east of State Route 14) counties (the "Finger Lakes Region"). Up to two (2) Gaming Facilities can be located in any of the three(3) regions. The Gaming Act provides that no Gaming Facilities shall be authorized in Bronx, Kings, New York, Queens or Richmond counties. The state may, however, legislatively authorize additional gaming facility licenses.

Further, the Gaming Act authorizes Nassau Off-Track Betting Corporation ("Nassau OTB") and Suffolk Regional Off-Track Betting Corporation ("Suffolk OTB") to file video lottery gaming license applications to establish one (1) VGM facility each, at an Off-Track Betting site operated by Nassau OTB and Suffolk OTB respectively, with a maximum of one thousand (1,000) VGMs at each site.
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. On October 14, 2015, the Siting Board selected an additional applicant for the Finger Lakes Region. On December 21, 2015, the NYSGC granted three Gaming Facilities Licenses, of which we received the license for the Hudson Valley-Catskills Area, and one license was granted in each of the Capital Region and the Finger Lakes Region. The additional Gaming Facility License for the Finger Lakes Region is pending with the NYSGC. There will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing with the awarding of the license, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
In connection with the Company application for a Gaming Facility License in response to the Siting Board's Request for Application (the "RFA"), we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing and investigation of our application. However, if the costs of processing, investigation and related costs exceed the Application Fee, we shall be required to pay the additional amount to the NYSGC within thirty (30) days after notification of insufficient fees. If the investigation costs are below the amount of the Application Fee paid, any unexpended portion shall be returned to us.
In addition to the payment of the Minimum Capital Investment Deposit, which was made on March 1, 2016, we are required to pay a minimum licensing fee within thirty (30) days of the License Award Effective Date, which in our case is $51 million. NYSGC will oversee regulation of our casino gaming operations and our Gaming Facility License will also be subject to the conditions established by the NYSGC, which are more fully discussed above.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign Resort Casino will be 21, and no smoking will be authorized.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.

Regulatory Permits and Approvals Relating to Adelaar

Town of Thompson

In January, 2013, the Town Board of the Town of Thompson, in which the EPT Property is located, unanimously approved certain zoning amendments necessary for the development of the Adelaar Project and the Comprehensive Development Plan for the entire project site. Moreover, in July 2013, the Planning Board granted final site plan approval for the Casino Project. On April 17, 2014, an application for a Minor Amendment to the Site Development Plan Approval for the Casino Project was made to the Planning Board. The Minor Site Plan Amendment included a minor design change, and an increase in the number of hotel rooms and additional parking for the Casino Project. By Resolution dated June 3, 2014, the Town Board determined that no further environmental review under the State Environmental Quality Review Act ("SEQRA") was required in connection with the proposed Minor Site Plan Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Minor Site Plan Amendment by Resolution dated June 11, 2014. On August 13, 2014, the Planning Board adopted a resolution approving the Final Subdivision Plot for the Adelaar Project and the Casino Project parcels. On January 5, 2015, the New York State Department of Environmental Conservation issued a Freshwater Wetlands Permit, Stream Disturbance Permit and Water Quality Certification authorizing disturbances to certain state regulated wetlands and stream corridors necessary to facilitate the development. On January 6, 2015, the Town issued a local building department permit authorizing the removal of certain trees necessary to facilitate the development. On February 20, 2015, the U.S. Army Corps of Engineers issued a Wetlands Permit authorizing discharges to certain federally regulated wetlands on the EPT Property.

On June 3, 2015, the Company, as co-Applicant, submitted to the Planning Board an application for a minor amendment to the final site plan approval for the Casino Project reflecting certain changes to the Casino Project (the “Proposed Amendment”). By Resolution dated July 21, 2015, the Town Board determined that no further environmental review under SEQRA was required in connection with the Proposed Amendment and issued a Negative Declaration of Environmental Significance. The Planning Board approved the Proposed Amendment by Resolution dated July 22, 2015. Also on July 22, 2015, the Planning Board adopted a resolution granting Preliminary Site Plan Approval for the Golf Course. The Company anticipates submitting an application for Final Site Plan Approval for the Golf Course in the coming months. The Company further anticipates submitting an application for Final Site Plan Approval for the Entertainment Village upon finalization of design details and specific environmental impacts of the Entertainment Village will be reviewed concurrent with the application for Final Site Plan Approval.

County of Sullivan Industrial Development Agency

On March 19, 2013, the County of Sullivan Industrial Development Agency ("IDA") approved a Resolution (1) taking official action authorizing the issuance of revenue bonds to enable the Company to use the industrial development revenue bonds for the financing of the Casino Project; (2) appointing the Company as IDA's agent to undertake the Casino Project; and (3) describing the forms of financial assistance being contemplated by the IDA to include: (i) an exemption from New York State ("State") and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project (the "Tax Benefit"), (ii) the grant of one or more mortgage liens on IDA's interest in the Casino Project to secure the bonds and/or any other indebtedness incurred by or for the benefit of the Company in connection with the Casino Project, which Mortgages would be exempt from all mortgage recording taxes imposed in the State and (iii) a partial (or full) real property tax abatement over sixteen (16) years. In connection with the IDA application, the benefit of the exemption from the mortgage recording taxes imposed in the State was estimated to be $1.1 million, and the partial (or full) real property tax abatement was estimated to be $126 million over sixteen (16) years. The benefit of the exemption from the mortgage recording taxes will be based upon the mortgage amount and the amount of the real property tax abatement will be based upon a formula that considers the assessed value determined by the Town. Fees for the utilization of the bonds and other financial assistance would be paid by the Company to the IDA. In September 2014, MRMI, Montreign, and the IDA entered into agreements providing certain financial benefits for the acquisition, construction and financing of the Casino Project consistent with the IDA’s Destination Resort Program policy. The IDA authorized the execution of these agreements pursuant to a resolution adopted on September 3, 2014. Consistent with the IDA resolution, the IDA, MRMI and Montreign executed an Agent Agreement, Lease Agreement, Leaseback Agreement, payment in lieu of tax ("PILOT") Agreement, and related documents, (together the "IDA Documents") which will become effective upon certain conditions, including the awarding of a Gaming Facility License to Montreign.

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
The retail value amounts included in promotional allowances for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Food and beverage	$1,553	$1,656	$1,835
Non-subsidized free play	1,720	2,476	3,106
Players club awards	195	156	516
Total retail value of promotional allowances	$3,468	$4,288	$5,457

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Food and beverage	$2,109	$2,206	$2,154
Non-subsidized free play	1,015	1,461	1,832
Players club awards	195	156	516
Total cost of promotional allowances	$3,319	$3,823	$4,502

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
Approximately $1.1 million of cash is held in reserve in accordance with NYSGC regulations as of December 31, 2015 as listed below. The Company granted the NYSGC a security interest in the segregated cash account used to deposit NYSGC’s share of net win in accordance with the NYSGC Rules and Regulations.
Under New York State Racing, Pari-Mutual Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of racing and pari-mutuel wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the NYSGC to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $35,000 and $49,000 at December 31, 2015 and 2014, respectively. In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYSGC and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $629,000 and $405,000 at December 31, 2015 and 2014, respectively.
In connection with the Company’s VGM operations, it agreed to maintain a restricted bank account. The balance in this account was $400,000 and $450,000, at December 31, 2015 and 2014, respectively. The NYSGC can make withdrawals directly from this account if they have not received their share of net win when due. For the year ended December 31, 2015, there were no withdrawals made from this account.
In addition to the NYSGC restricted cash balances listed above, the Company established an account to segregate amounts collected and payable to Monticello Harness Horsemen’s Association (the “MHHA”) and pursuant to its contract. The balance in this account was approximately $278,000 and $806,000 at December 31, 2015 and 2014, respectively.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 and $161,000, as of December 31, 2015 and 2014.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation. The Company provides for depreciation on property and equipment used by applying the straight-line method over the following estimated useful lives:

Assets	Estimated Useful Lives
Vehicles	5-10 years
Furniture, fixtures and equipment	5-10 years
Land improvements	5-20 years
Building improvements	5-40 years
Buildings	40 years
Deferred financing costs
Deferred financing costs are amortized on the straight-line method over the term of the related debt.
Project Development Costs

Prior to the enactment of the Gaming Act (defined below) in 2013 and the subsequent referendum approving a constitutional amendment in November 2013 to permit full-scale commercial casinos in New York, the Casino Project was being developed as a VGM facility. In such context, we were able to capitalize the expenditures relating to the Casino Project because development was probable as we would have transferred our existing license to operate a VGM facility from the Monticello Casino and Raceway to the Casino Project. Subsequent to the enactment of the Gaming Act, our subsidiary Montreign submitted an application to the Siting Board for a Gaming Facility License with respect to the Casino Project, which Gaming Facility License would allow the Casino Project to operate as a full-scale casino rather than a VGM facility. Because our application for a Gaming Facility License was submitted in a competitive environment and we could not be certain we would be awarded a Gaming Facility License, we could no longer capitalize the expenditures relating to the Casino Project incurred after November 2013. Therefore, during the fourth quarter of 2013, we expensed approximately $16.0 million of previously capitalized costs relating to the Casino Project, and, after that time, all costs incurred for the Casino Project were expensed until we were awarded a Gaming Facility License on December 21, 2015. As a result of being awarded the Gaming Facility License, the Company began capitalizing the expenditures on the Casino Project, as well as the Entertainment Village and Golf Course, during the fourth quarter 2015.

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
Loss contingencies
There are times when non-recurring events may occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by generally accepted accounting principles in the United States of America (“GAAP”), the Company determines whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal proceedings and other claims based on available information to assess potential liability. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. No liability was accrued for loss contingencies at December 31, 2015 and 2014.

Loss per common share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2015, 2014 and 2013 were the same.
The following table shows the approximate number of common stock equivalents outstanding at December 31, 2015 and 2014 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2015, 2014 and 2013, because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2015	2014	2013
Options	57,000	156,200	378,000
Warrants	133,000	216,600	216,600
Option Matching Rights	229,000	238,000	266,000
Restricted stock	137,000	37,000	32,600
Shares to be issued upon conversion of long-term loan, related party	1,332,000	1,332,000	1,332,000
Total	1,888,000	1,979,800	2,225,200
Pursuant to the terms of the Investment Agreement (defined in Note H), Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon the exercise of certain options and warrants (the "Option Matching Rights"). On February 17, 2016, the Company provided written notice to Kien Huat regarding the exercise of certain Option Matching Rights to elect whether to exercise such Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock.
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, current liabilities and a long-term loan. Current assets and current liabilities approximate fair value due to their short-term nature. As of December 31, 2015 and 2014, the Company’s management was unable to estimate reasonably the fair value of the long-term loan due to the inability to obtain quotes for similar credit facilities.
Advertising
The Company records as current operating expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $1.0 million, $977,000 and $885,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2015, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 2.75 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

Recent accounting pronouncements

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. On July 9, 2015, the FASB reaffirmed the guidance in its April 29, 2015 proposed Accounting Standards Update ("ASU") that defers the effective date of the new revenue recognition standard by one year and allows early adoption as of the original effective date. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is assessing the impact that the new revenue recognition guidance will have on the consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating its leases against the requirements of this pronouncement.
Note C. Property and Equipment and Capitalized Project Development Costs
Property and equipment at December 31, 2015 and 2014 consists of:

	(in thousands)
	12/31/2015	12/31/2014
Land	$770	$770
Land improvements	1,732	1,681
Buildings	4,727	4,727
Building improvements	27,284	27,062
Vehicles	280	282
Furniture, fixtures and equipment	3,894	3,540
Construction in Progress	197	85
	38,884	38,147
Less—Accumulated depreciation	(13,095)	(11,775)
	$25,789	$26,372
Depreciation expense was approximately $1.4 million, $1.3 million and $1.4 million for years ended December 31, 2015, 2014 and 2013, respectively.
The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Capitalized Project Development Costs

At December 31, 2015, total Capitalized Casino Project development costs incurred were approximately $10.4 million and consisted of $10.3 million in architectural, engineering fees, construction manager costs and subcontractor costs and approximately $127,000 in legal, consultants and other costs.
Note D. Project Development Costs

In fiscal year 2015, total Development Project costs incurred were approximately $42.9 million, of which $32.5 million was expensed and consisted of $2.7 million in legal, consultants and other professional services, $4.6 million of non-refundable payments pertaining to the Option Agreement with EPR, $24.2 million in architectural, engineering fees, construction manager costs and subcontractor costs, and $975,000 payment to Kien Huat for a commitment fee pursuant to the Commitment letter. The $42.9 million includes $10.4 million of capitalized project development costs during 2015.

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

The Option Agreement is superseded by the Casino Lease, Golf Course Lease, Entertainment Village Lease and Purchase Option.
Note E. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at December 31, 2015 and 2014:

	(in thousands)
	12/31/2015	12/31/2014
Liability for horseracing purses	$529	$1,568
Accrued payroll	1,719	1,424
Series E payable	1,500	1,241
Accrued redeemable points	67	187
Liability to NYSGC	1,012	436
Liability for local progressive jackpot	927	776
Accrued Casino Project Development costs	10,811	89
Accrued professional fees	844	911
Federal tax withholding payable	154	114
Accrued other	1,664	1,352
Total accrued expenses and other current liabilities	$19,227	$8,098
Note F. Long-Term Loan, Related Party
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), in the principal amount of $35 million of which $17.6 million was outstanding as of December 31, 2015. Pursuant to the terms of the Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of common stock pursuant to the original terms of the Loan Agreement. As the Note was converted into common stock of the Company prior to the issuance of the 2015 financial statements, the liability has been reflected as a long-term liability in the accompanying financial statements.

The Company recognized approximately $1.3 million in interest expense associated with the Loan during the years ended December 31, 2015, 2014 and 2013, respectively.

Conversion of Kien Huat Note

On June 26, 2014, Kien Huat and the Company entered into a letter agreement, which was last amended on September 22, 2015 (as amended, the “Commitment Letter”), pursuant to which Kien Huat committed to support the Company’s equity financing needs with respect to the Casino Project and Adelaar. Kien Huat’s commitment to participate in, and backstop, the January 2016 Rights Offering was made in accordance with the Commitment Letter. Pursuant to the Commitment Letter, Kien Huat also agreed to convert in accordance with its terms that certain convertible promissory note in the principal amount of $17.4 million (the “Kien Huat Note”) into shares of the Company’s common stock upon the earlier to occur of (i) the closing of the January 2016 Rights Offering and (ii) the maturity of the Kien Huat Note, which is March 15, 2016. Accordingly, upon consummation of the January 2016 Rights Offering, on February 17, 2016, the Kien Huat Note was converted into 1,332,058 shares of common stock. Pursuant to the terms of the Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of our common stock at a conversion rate of 76.440567 shares of common stock per $1,000 in principle amount, which represents a conversion price of approximately $13.0820.

Note G. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (as amended, the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.
In consideration for the mutual release of all claims, Empire shall redeem, purchase and acquire the Preferred Stock from the Bryanston Parties in accordance with the terms of the Settlement Agreement.
On June 30, 2013 all Preferred Stock held by Tollman was redeemed for approximately $1.5 million (the "Redeemed Tollman Preferred Stock").
On December 31, 2013, a payment of all dividends accrued and unpaid since December 10, 2002 (the “Accrued Dividends”), of approximately $1.3 million, on Tollman's Preferred Stock, which was redeemed on June 30, 2013, was paid.
Pursuant to the Settlement Agreement, and because the Bryanston Group shares were not redeemed before December 31, 2014, the Annual Dividend for calendar year 2014 was paid to the Bryanston Group in the amount of approximately $1.2 million on February 12, 2015 from funds legally available to the Company to effect such payment.
As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement has been reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability has been recorded pursuant to the payment terms in place at December 31, 2015 which was $1.5 million as a current liability and the remainder as a long term liability on the accompanying balance sheet. Interest expense associated with the change in the redemption amount of the liability were $1.2 million, $7.7 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Common Stock

January 2016 Rights Offering

On January 4, 2016, we commenced a rights offering (the “January 2016 Rights Offering”) of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, we and Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within ten (10) days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee in the amount of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The net proceeds of the January 2016 Rights Offering will be used for (i) the expenses relating to the development of the Casino Project, (ii) to redeem the outstanding shares of the Series E preferred stock of the Company in accordance with the terms of an existing settlement agreement and (iii) the expenses related to the development of the Golf Course and the Entertainment Village that are part of the initial phase of Adelaar and to support the working capital needs of the Company.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $285.9 million following the deduction of expenses. After giving effect to the January 2016 Rights Offering (including the standby purchase pursuant to the January 2016 Standby Purchase Agreement) and the Note Conversion, Kien Huat owns approximately 88.7% of the outstanding shares of the Company’s common stock.
Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.16 votes per share and each share is convertible into 0.054 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2015 and 2014, there were 44,258 shares of Series B Preferred Shares outstanding.
On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on our Series B Preferred Stock in the amount of approximately $167,000. At December 31, 2015, the Company had undeclared cash dividends on the Series B Preferred Stock of approximately $167,000 and payment was made the same day. The cash dividend was calculated as if it were a dividend issued in shares of our comment stock, which in accordance with the terms of the Series B Preferred stock, means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.
On February 9, 2015, our Board authorized the issuance of 5,102 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.
On February 19, 2014, our Board authorized the issuance of 6,167 shares of our common stock in payment of dividends due for the year ended December 31, 2013 on our Series B Preferred Stock. The recorded value of these shares was approximately $218,000. At December 31, 2013, the Company had undeclared dividends on the Series B Preferred Stock of approximately $218,000.
The Company’s Series E Preferred Stock is non-convertible and, except as set forth in Note G, has no fixed date for redemption or liquidation. It has a redemption value of $10 per share plus accrued but unpaid dividends. It is entitled to cumulative dividends at the annual rate of 8% of redemption value and the holders of these shares are entitled to voting rights of 0.25 per share. Dividends on common stock and certain other uses of the Company’s cash are subject to restrictions for the benefit of holders of the Series E Preferred Stock.
On June 30, 2013 all Preferred Stock held by Stanley Tollman was redeemed for approximately $1.5 million. On December 31, 2013, the Company paid Stanley Tollman cumulative undeclared dividends on the Series E Preferred Stock of $1.3 million that he held prior to it being redeemed.
At December 31, 2014, the Company had cumulative undeclared dividends on its Series E Preferred Stock of approximately $524,000. At December 31, 2015, the Company did not have any cumulative undeclared dividends on its Series E Preferred Stock. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.
Note I. Option Matching Rights, Warrants and Options

Option Matching Rights

Pursuant to the Letter Agreement, on February 17, 2016, the Company provided written notice to Kien Huat regarding Kien Huat's election to exercise certain Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock.

Warrants
During 2015, the Company issued an aggregate of 83,334 shares of common stock at $30.00 per share from the exercise of warrants from a warrant holder. The Company received proceeds of $2.5 million from the exercise of these warrants.
As of December 31, 2015, there are outstanding warrants to purchase an aggregate of 133,333 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020.
Options
Second Amended and Restated 2005 Equity Incentive Plan
In May 2015, the Company's Second Amended and Restated 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) expired. Options to purchase 56,619 shares of common stock were outstanding as of December 31, 2015 under the 2005 Equity Incentive Plan. Although the 2005 Equity Incentive Plan expired, the 56,619 options still outstanding under such plan are still exercisable.
2015 Equity Incentive Plan
In September 2015, our board approved, and in November 2015, our stockholders approved the Company's new 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan"). The 2015 Equity Incentive Plan provides for an aggregate of 952,498 shares of common stock to be available for Awards. However, subject to adjustments based on the terms of the Plan, on the 90th day after the Company is awarded a Gaming Facility License by the NYSGC with respect to the Montreign Resort Casino (the “Trigger Date”), the maximum shares of Common stock available for Awards will automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as will increase the aggregate number of shares of Common stock available for Awards equal to 10% of the issued and outstanding shares of Common stock as of the Trigger Date; and (iii) such number of shares of Common stock as the Compensation Committee otherwise determines.
Stock-based compensation expense was approximately $596,000, $636,000 and $385,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan.

That cost is expected to be recognized over the remaining vesting period of 2.75 years. This expected cost does not include the impact of any future stock-based compensation awards.
In 2015, 2014 and 2013 the Company received approximately $160,000, $2.8 million and $1.0 million, respectively, in proceeds from shares of Common stock issued as a result of the exercise of stock options.
The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2014 and 2013. No options were granted in 2015.

	2014	2013
Weighted average fair value of options granted	$5.65	$3.78
Expected dividend yield	—%	—%
Expected volatility	101.6%	103.8%
Risk—free interest rate	1.64%	1.47%
Expected life of options	5 years	5 years

The following table reflects stock option activity in 2015, 2014 and 2013.

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at January 1, 2013	440,800		$42.25	2.26
Granted in 2013	10,000	$24.75	$24.75	4.87
Options exercised in 2013	(62,800)	$13.95 - $23.55	$16.15
Canceled in 2013	(10,000)	$23.55 - $213.75	$64.20
Options outstanding at December 31, 2013	378,000		$33.15	1.46
Granted in 2014	1,600	$35.85	$35.85	3.87
Options exercised in 2014	(153,600)	$13.95 - $34.50	$23.35
Forfeited in 2014	(1,000)	$24.75	$19.35
Canceled in 2014	(68,800)	$15.00 - $213.75	$72.30
Options outstanding at December 31, 2014	156,200		$33.25	1.47
Options exercised in 2015	(81,600)	$13.95-$27.15
Forfeited in 2015	(18,000)	$13.95 -$127.95
Options outstanding at December 31, 2015	56,600		$48.50	2.61

Note J. Income Taxes
Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2015 and 2014, the estimated deferred income tax assets and liability were comprised of the following:

	(in thousands)
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$57,177	$56,942
Stock—based compensation	6,706	7,636
Development costs	20,101	6,776
Other	2,108	1,301
	86,092	72,655
Deferred tax liability:
Depreciation	—	(551)
Net deferred tax assets	86,092	72,104
Valuation allowance	(86,092)	(72,104)
Deferred tax assets, net	$—	$—
The valuation allowance increased approximately $14.0 million and $6.3 million during the years ended December 31, 2015 and 2014, respectively. Of the $144.3 million in net operating loss carry forwards approximately $59.8 million is readily available as of December 31, 2015.
The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2015	2014	2013
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	(0.1)%	—%	(0.1)%
Non-deductible interest	(1.2)%	(11.3)%	—%
Permanent items	(2.5)%	1.8%	(0.3)%
Expiration of net operating loss carry forwards	—%	—%	—%
Change in valuation allowance	(31.4)%	(25.5)%	(34.7)%
Other taxes	—%	—%	—%
Non-includable (income) expenses	—%	—%	—%
Effective tax rate	(0.2)%	—%	(0.1)%
There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing the future tax liability of the Company if it were to generate taxable income. As of December 31, 2015, the Company had net operating loss carry forwards of approximately $144.3 million that expire between 2018 and 2035. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.
As of December 31, 2015, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2015. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.
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

Note K. Concentration
As of December 31, 2015, the Company has one debtor, that consists of Hawthorn OTB which represented 11.4% of the total net outstanding racing related accounts receivable.
As of December 31, 2014, the Company had one debtor, that consists of Hawthorn OTB which represented 14.5% of the total net outstanding racing related accounts receivable.
Note L. Employee Benefit Plan
Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Plan covers substantially all employees not eligible for plans resulting from collective bargaining agreements and permits employees to defer up to 15% of their salary up to statutory maximums. Effective May 2011, the Company makes matching contributions for eligible, other than salaried, employees as follows: 100% matching contribution for an employee contribution of up to 3% of compensation, a matching contribution of 3% of compensation for an employee contribution of 3% to 3.99%, a matching contribution of 3.5% of compensation for an employee contribution of 4% to 4.99% and a matching contribution of 4% of compensation for an employee contribution of 5% or more. Eligible, other than salaried, employees shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2015, 2014 and 2013 were approximately $96,000, $92,000 and $94,000, respectively. As of December 31, 2015, the Plan had 152 participants.
Note M. Commitments and Contingencies
Legal Proceedings
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Division ("Third Division"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal (the "Motion") regarding the decision of the Third Department. The Motion was denied by the Third Department on September 2, 2015. On October 9, 2015, we filed a Motion for Leave to Appeal with the Court of Appeals. In an opinion dated November 24, 2015, the Court of Appeals denied our Motion for Leave to Appeal. The Appellate Division had remanded the case to the trial court for a recomputation of the amount of the judgment. In an Order and Amended Judgment dated December 22, 2015, MRMI was awarded a judgment in the amount of $183,097. MRMI will aggressively pursue its judgment.
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
Operating leases

The following table represents the minimum lease payments:

Payments due by Period
(in thousands)

Year ending December 31,	Total Lease Payments

2016	$1,000
2017	10,000
2018	10,500
2019	7,750
2020	7,800
2021 to 2056	378,574
Total	$415,624

See Note A, Organization and Nature of Business, for a discussion of these leases.
Employment Agreements
Future minimum payments applicable to employment contracts with the Company’s chief executive officer (“CEO”) and other Named Executive Officers ("NEO") are as follows (dollars in thousands):

2016	$1,097
2017	1,097
2018	1,097
Total	$3,291

Note N. Prepaid Expenses and Other Assets

The Company participates in a real estate tax program called Empire Zone. The Company receives a refund for real estate taxes paid at the end of State of New York's fiscal year. The amount of the real estate tax credit included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2015 and 2014 was approximately $1.9 million and $2.4 million, respectively. The Company anticipates the receivable of $1.9 million being received from the State of New York by December 31, 2016.

Prepaid expenses and other current assets, as presented on the balance sheet are comprised of the following at December 31, 2015 and 2014:

	(in thousands)
	2015	2014

Empire zone real estate tax credit	$1,945	$2,407
Prepaid real estate taxes	548	551
Prepaid insurance	236	335
Prepaid rent payment	500	375
Inventory	207	200
Prepaid gaming expenses	46	118
Development escrow & security refundable deposit	911	—
Prepaid other	448	311
Total prepaid expenses and other current assets	$4,841	$4,297

Note O. Related Party Transactions

On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Adelaar Project and the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2014, we paid Moelis approximately $44,000 for professional services and travel.
During 2015, we paid Moelis approximately $428,000 for professional services and travel and expenses.
At the close of the January 2016 Rights Offering Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino Project pursuant to the Moelis letter Agreement.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the determination of whether to enter into such agreement.

Note P. Loss Per Share

As previously discussed in Note A, the Company completed a rights offering during January 2016. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 20% discount, a bonus element was present. The Company determined the bonus element to be an additional 1.458 million shares which would be added to the denominator that was used in computing basic and diluted earnings per share in 2015, 2014 and 2013. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of common shares and loss per common share for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(in thousands, except per share)

Weighted average number of common shares, as reported	7,828	7,043
Adjustment	1,458	1,458
Weighted average number of common shares, as adjusted	9,286	8,501

Loss per common share, as reported	$(3.08)	$(3.84)
Adjustment	$(0.48)	$(0.66)
Loss per common shares, as adjusted	$(2.60)	$(3.18)

Note Q. Summarized Quarterly Data (Unaudited)

The following table summarizes the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Fiscal Quarter
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2015	(in thousands, expect per share data)

Net revenue	$14,525	$17,852	$19,512	$16,277

Loss from operations	(3,359)	(7,000)	(12,486)	(11,115)

Net loss	(4,047)	(7,650)	(13,139)	(11,774)

Loss per common share:

Loss per common share, basic	$(0.45)	$(0.8)	$(1.4)	$(0.77)
Loss per common share, diluted	$(0.45)	$(0.8)	$(1.4)	$(0.77)

2014

Net revenue	$14,607	$16,219	$18,773	$15,627

Loss from operations	(2,283)	(7,344)	(2,320)	(2,739)

Net loss	(5,349)	(10,299)	(4,848)	(3,416)

Loss per common share:

Loss per common share, basic	$(0.75)	$(1.35)	$(0.6)	$(0.7)
Loss per common share, diluted	$(0.75)	$(1.35)	$(0.6)	$(0.7)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
 None.

Item 9A.	Controls and Procedures.
We carried out an evaluation as of December 31, 2015 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 framework) (the COSO criteria) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013 framework) (the COSO criteria), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting within this report.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Emanuel R. Pearlman	55	Chairman of the Board
Joseph A. D’Amato	68	Chief Executive Officer and Director
Edmund Marinucci	66	Director
Nancy A. Palumbo	55	Director
Gregg Polle	55	Director
James Simon	69	Director
Laurette J. Pitts	47	Executive Vice President, Chief Operating Officer/Chief Financial Officer
Charles Degliomini	57	Executive Vice President
Nanette L. Horner	51	Executive Vice President, Chief Counsel and Chief Compliance Officer
The terms of all of our current directors will expire at the 2016 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2016 Annual Meeting of Stockholders and at every subsequent annual meeting of stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next annual meeting of stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.
The business experience of each or our directors and executive officers is as follows:
Emanuel R. Pearlman has served as a director since May 2010 and as the Chairman of the Board since September 2010. Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003. Since January 2012 he has served on the board of Network-1 Technologies, Inc. (NYSE MKT:NTIP) where he serves as Chairman of the Audit Committee and a member of the Corporate Governance Committee. From January 2012 through January 2013 he served on the Board of Dune Energy.  From October 2006 to March 2010, Mr. Pearlman served on the board of Multimedia Games, Inc. (NASDAQ-GS:MGAM).
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
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and NASDAQ Listing Rules. Our Board has determined that Mr. Polle and Mr. Pearlman qualify as audit committee financial experts as defined by Securities and Exchange Commission rules, based on his education, experience and background. Please see the biographical information above for a description of Mr. Polle's and Mr. Pearlman's relevant experience.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2015 there were no delinquent filers.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2015, 2014, and 2013 for services rendered to us by persons who served as our CEO during 2015, 2014, and 2013 each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2015, 2014, and 2013 whom we refer to herein collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($) (3)	All Other Compensation ($)		Total ($)
Joseph A. D’Amato	2015	375,000	225,000	651,250	31,418	(1)	1,282,668
Chief Executive Officer	2014	375,000	125,000	33,300	26,707		560,007
	2013	375,000	105,000	123,750	26,395		630,145

Laurette J. Pitts	2015	240,000	100,000	260,500	—		600,500
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2014	234,808	85,000	33,300	—		353,108
	2013	230,000	75,000	61,875	—		366,875

Charles Degliomini	2015	260,000	100,000	260,500	—		620,500
Executive Vice President	2014	250,000	85,000	33,300	—		368,300
	2013	250,000	65,000	61,875	—		376,875

Nanette L. Horner	2015	225,000	100,000	260,500	15,600	(2)	601,100
Executive Vice President, Chief Counsel and Chief Compliance Officer	2014	219,808	100,000	33,300	14,400		367,508
	2013	215,000	75,000	61,875	14,400		366,275

(1)	All Other Compensation consists of $22,228 in housing allowance, $4,052 in allocation of personal use of a company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(2)	All Other Compensation consists of $15,600 in housing and travel allowance.

(3)
These amounts reflect the aggregate grant date fair value of restricted stock granted in the year ended December 31, 2015 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for more information. The grant dates for the Restricted Stock are May 5, 2015, August 11, 2014 and November 12, 2013, respectively.

Narrative Disclosure to Summary Compensation Table

The following is a description of our current executive employment agreements:

Joseph A. D'Amato
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

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Mr. D’Amato for the purpose of extending the termination date of the employment agreement from December 31, 2015 to December 31, 2016. Furthermore, Amendment No. 2 provides that the termination date of the employment agreement shall be automatically extended to December 31, 2018 (as so extended, the “Extended Term”) if the Company is awarded a Gaming Facility License. Additionally, pursuant to Amendment No. 2, beginning on the date on which the Company is awarded a Gaming Facility
License by the NYSGC, and until the earlier of (i) the expiration of the Extended Term or the completion of the Casino Project, the Company shall provide Mr. D’Amato with furnished housing in Sullivan County, New York, that is mutually agreeable to the Company and Mr. D’Amato.

Laurette J. Pitts

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

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Ms. Pitts for the purpose of extending the termination date of the employment agreement to the Extended Term if the Company is awarded a Gaming Facility License.
Charles A. Degliomini
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

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Mr. Degliomini for the purpose of extending the termination date of the employment agreement to the Extended Term if the Company is awarded a Gaming Facility License.
Nanette L. Horner
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

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Ms. Horner for the purpose of extending the termination date of the employment agreement to the Extended Term if the Company is awarded a Gaming Facility License.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Joseph A. D’Amato	—	—	—
						1,667	41,258	(2)
						25,000	651,250	(3)
Laurette J. Pitts	—	—	—
						833	20,617	(2)
						10,000	260,500	(3)
Charles Degliomini	5,000	—	111.00	5/23/2017	(1)
						833	20,617	(2)
						10,000	260,500	(3)
Nanette L. Horner	—	—	—
						833	20,617	(2)
						10,000	260,500	(3)

(1)	Grant date May 24, 2007; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date—ten year term.

(2)
Restricted stock grant under the 2005 Empire Resorts, Inc. Second Amended and Restated Equity Incentive Plan (the "2005 Equity Incentive Plan"). Grant date November 12, 2013; vesting 33.3% one year after grant date, 33.3% two years after grant date and 33.4% three years after grant date.

(3)
Grant date May 5, 2015; vesting 50% on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”), 50% at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

Outstanding Equity Awards Narrative Disclosure
Second Amended and Restated 2005 Equity Incentive Plan
In May 2015, our 2005 Equity Incentive Plan expired. Options to purchase 56,619 shares of common stock were outstanding as of December 31, 2015 under the 2005 Equity Incentive Plan. Although the 2005 Equity Incentive Plan expired, the 56,619 options still outstanding under such plan are still exercisable. In September 2015, our board approved, and in November 2015, our stockholders approved, a new 2015 Equity Incentive Plan, which is discussed below.
2015 Equity Incentive Plan
The Empire Resorts, Inc. 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan” or the "Plan") is comprised of 952,498 shares of common stock to be available for awards. However, subject to adjustments based on the terms of the Plan, on the 90th day after the Company is awarded a Gaming Facility License by the NYSGC with respect to the Montreign Resort Casino (the “Trigger Date”), the maximum shares of common stock available for awards will automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as will increase the aggregate number of shares of Common stock available for Awards equal to 10% of the issued and outstanding shares of Common stock as of the Trigger Date; and (iii) such number of shares of common stock as the Company's Compensation Committee otherwise determines.. The purpose of the 2015 Equity Incentive Plan is: (i) to align our interests and recipients of options under the plan by increasing the proprietary interest of such recipients in our growth and success, and (ii) to advance our interests by providing additional incentives to officers, key employees and well-qualified non-employee directors and consultants who provide services to us, who are responsible for our management and growth, or otherwise contribute to the conduct and direction of our business, operations and affairs.
Administration
The Compensation Committee will administer the 2015 Equity Incentive Plan. The Compensation Committee will have the authority, without limitation (i) to designate participants to receive awards, (ii) determine the types of awards to be granted to participants, (iii) determine the number of shares of common stock to be covered by awards, (iv) determine the terms and conditions of any awards granted under the Plan, (v) determine to what extent and under what circumstances awards may be settled in cash, shares of common stock, other securities, other Awards or other property, or canceled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common stock, other securities, other awards or other property and other amounts payable with respect to an Award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in this Plan and any instrument or agreement relating to, or award granted under, this Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee shall deem appropriate for the proper administration of this Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; (x) reprice existing awards or to grant awards in connection with or in consideration of the cancellation of an outstanding Award with a higher price; and (xi) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of this Plan. The Compensation Committee will have full discretion to administer and interpret the Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
Eligibility
Employees, directors, officers, advisor's and consultants of the Company or its affiliates are eligible to participate in the Plan and are referred to as “Participants”. The Compensation Committee has the sole and complete authority to determine who will be granted an award under the Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the Plan.
Number of Shares Authorized
The Plan provides for an aggregate of 952,498 shares of common stock to be available for Awards. However, subject to adjustments based on the terms of the Plan, on the 90th day after the Company is awarded a gaming facility license by the New York State Gaming Commission ("NYSGC") with respect to the Montreign Resort Casino (the “Trigger Date”), the maximum shares of Common stock available for Awards will automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as will increase the aggregate number of shares of Common stock available for Awards equal to 10% of the issued and outstanding shares of Common stock as of the Trigger Date; and (iii) such number of shares of Common stock as the Compensation Committee otherwise determines. The number of shares available for grant pursuant to Awards under the Plan is referred to as the “Available Shares”. If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the Common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the Plan.
If there is any change in the Company’s corporate capitalization or structure, the Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares of common stock reserved for issuance under the Plan, the number of shares covered by Awards then outstanding under the Plan, the limitations on Awards under the Plan, the exercise price of outstanding Options and such other equitable substitution or adjustments as it may determine appropriate.
The Plan will have a term of ten years and no further Awards may be granted under the Plan after that date.
Awards Available for Grant
The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing, as each type of award is described in the Plan. Notwithstanding, the Compensation Committee may not grant to any one person in any one calendar year awards (i) for more than 50% of the Available Shares in the aggregate or (ii)  payable in cash in an amount exceeding $10 million in the aggregate.

Options
The Compensation Committee will be authorized to grant Options to purchase Common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the Plan, unless the Compensation Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an Option granted under the Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of Common stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company’s accountants to avoid an additional compensation charge or have been purchased on the open market, or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Compensation Committee may determine to be appropriate.
Stock Appreciation Rights
The Compensation Committee will be authorized to award Stock Appreciation Rights ("SARs") under the Plan. SARs will be subject to such terms and conditions as established by the Compensation Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the Compensation Committee and reflected in the award agreement.
Restricted Stock
The Compensation Committee will be authorized to award Restricted Stock under the Plan. Unless otherwise provided by the Compensation Committee and specified in an award agreement, restrictions on Restricted Stock will lapse after three years of service with the Company. The Compensation Committee will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Compensation Committee for a specified period. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.
Restricted Stock Unit Awards
The Compensation Committee will be authorized to award Restricted Stock Unit awards. Unless otherwise provided by the Compensation Committee and specified in an award agreement, Restricted Stock Units will vest after three years of service with the Company. The Compensation Committee will determine the terms of such Restricted Stock Units. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Compensation Committee, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Compensation Committee.
Stock Bonus Awards
The Compensation Committee will be authorized to grant awards of unrestricted shares of common stock or other Awards denominated in shares of common stock, either alone or in tandem with other Awards, under such terms and conditions as the Compensation Committee may determine.

Performance Compensation Awards
The Compensation Committee will be authorized to grant any award under the Plan in the form of a Performance Compensation Award exempt from the requirements of Section 162(m) of the Code by conditioning the vesting of the Award on the attainment of specific performance criteria of the Company and/or one or more Affiliates, divisions or operational units, or any combination thereof, as determined by the Compensation Committee. The Compensation Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate profit measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.
Transferability
Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Compensation Committee, however, may permit awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.
Amendment
The Plan will have a term of ten years. The Company’s board of directors may amend, suspend or terminate the Plan at any time; however, shareholder approval to amend the Plan may be necessary if the law or SEC so requires. No amendment, suspension or termination will impair the rights of any Participant or recipient of any award without the consent of the Participant or recipient.
Change in Control
Except to the extent otherwise provided in an award, in the event of a Change in Control, all outstanding Options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals. In general, the Compensation Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a Change in Control. The Compensation Committee can also provide otherwise in an award under the Plan. For purposes of the Plan, unless an award agreement states otherwise or contains a different definition, "Change in Control" shall be deemed to occur upon:

(i) A tender offer (or series of related offers) shall be made and consummated for the ownership of 50% or more of the outstanding voting securities of the Company, unless as a result of such tender offer more than 50% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by (A) the shareholders of the Company (as of the time immediately prior to the commencement of such offer), or (B) any employee benefit plan of the Company or its subsidiaries, and their affiliates;

(ii) The Company shall be merged or consolidated with another corporation, unless as a result of such merger or consolidation more than 50% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by (A) the shareholders of the Company (as of the time immediately prior to such transaction); provided, that a merger or consolidation of the Company with another company which is controlled by persons owning more than 50% of the outstanding voting securities of the Company shall constitute a Change in Control unless the Compensation Committee, in its discretion, determine otherwise, or (B) any employee benefit plan of the Company or its subsidiaries, and their affiliates;

(iii) The Company shall sell substantially all of its assets to another entity that is not wholly owned by the Company, unless as a result of such sale more than 50% of such assets shall be owned in the aggregate by (A) the shareholders of the Company (as of the time immediately prior to such transaction), or (B) any employee benefit plan of the Company or its subsidiaries, and their affiliates;

(iv) A Person, as defined in the Plan, shall acquire 50% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record), unless as a result of such acquisition more than 50% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by (A) the shareholders of the Company (as of the time immediately prior to the first acquisition of such securities by such Person), or (B) any employee benefit plan of the Company or its subsidiaries, and their affiliates; or

(v) The individuals who, as of the date hereof, constitute the members of the Board (the "Current Board Members") cease, by reason of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction affecting the Company, to constitute at least a majority of the members of the Board unless such change is approved by the Current Board Members.
Option Exercises and Stock Vested
The following information sets forth stock options exercised by, and stock vested for, the executive officers during the year ended December 31, 2015:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph A. D’Amato	10,667	107,733	3,167	81,757
Laurette J. Pitts	—	—	2,333	64,093
Charles Degliomini	—	—	2,333	64,093
Nanette L. Horner	4,000	94,400	2,333	64,093
Pension Benefits
None of our employees participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our company’s best interests.

Non qualified Deferred Compensation
None of our employees participate in or have account balances in non qualified defined contribution plans or other non qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non qualified deferred compensation benefits in the future if it determines that doing so is in our company’s best interests.

Grants of Plan-Based Awards in 2015

								All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Closing stock price on Award date ($/ share)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (1)	Maximum (#)
Joseph A. D’Amato	5/5/2015	—	—	—	—	25,000	—	—	—	—	26.05	5/5/2015
Laurette J. Pitts	5/5/2015	—	—	—	—	10,000	—	—	—	—	26.05	5/5/2015
Charles Degliomini	5/5/2015	—	—	—	—	10,000	—	—	—	—	26.05	5/5/2015
Nanette L. Horner	5/5/2015	—	—	—	—	10,000	—	—	—	—	26.05	5/5/2015

(1)
The stock awards disclosed in this item consists of 55,000 issued under our 2005 Equity Incentive Plan, which vest in 2018. The awards are subject to earlier vesting in the event of a change in control of the Company (as defined in the award letters).

Potential Payments Under Severance/Change in Control Arrangements
The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2015 and (ii) the stock price was $18.00, which was the closing market price of our common stock on December 31, 2015, the last business day of the 2015 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason	Termination Following a Change in Control without Cause or Executive Resigns with Good Reason
Joseph A. D’Amato
Cash Payment	$787,500	$1,350,000
Total	$787,500	$1,350,000

Laurette J. Pitts
Cash Payment	$460,000	$820,000
Total	$460,000	$820,000

Charles Degliomini
Cash Payment	$485,500	$871,000
Total	$485,500	$871,000

Nanette L. Horner
Cash Payment	$437,500	$775,000
Total	$437,500	$775,000

For each of our executive officers, in their employment agreements the term “change of control” shall be deemed to have occurred if:
i. a tender offer (or series of related offers) shall be made and consummated for the ownership of 50% or more of the outstanding voting securities of the Company, unless as a result of such tender offer more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the shareholders of the Company (as of the time immediately prior to the commencement of such offer), any employee benefit plan of the Company or its Subsidiaries, and their affiliates;
ii. the Company shall be merged or consolidated with another corporation, unless as a result of such merger or consolidation more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the shareholders of the Company (as of the time immediately prior to such transaction), any employee benefit plan of the Company or its Subsidiaries, and their affiliates;
iii. the Company shall sell substantially all of its assets to another corporation that is not wholly owned by the Company, unless as a result of such sale more than 50% of such assets shall be owned in the aggregate by the shareholders of the Company (as of the time immediately prior to such transaction), any employee benefit plan of the Company or its Subsidiaries and their affiliates;
iv. a Person (as defined below) shall acquire 50% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record), unless as a result of such acquisition more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the shareholders of the Company (as of the time immediately prior to the first acquisition of such securities by such Person), any employee benefit plan of the Company or its Subsidiaries, and their affiliates; or
v. The individuals who, as of the date hereof, constitute the members of the Board (the “Current Board Members”) cease, by reason of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction affecting the Company, to constitute at least a majority of the members of the Board unless such change is approved by the Current Board Members.

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

Executive Compensation Decisions--The Role of the Compensation Committee, the Chief Executive Officer and Advisory Vote on Executive Compensation

The Compensation Committee is responsible for evaluating and approving the compensation of our executive officers. The Compensation Committee considers recommendations from our Chief Executive Officer with respect to executive compensation matters, except regarding his own compensation. Although the annual advisory shareholder vote on executive compensation is non-binding, the Committee has considered, and will continue to consider, the outcome of this vote each year when making compensation decisions for our Chief Executive Officer and other named executive officers. At our annual meeting of shareholders held on November 11, 2013, approximately 69.4% of the shareholders who voted on the "say-on-pay" proposal approved the compensation of our named executive officers.

Our Executive Compensation Program and Risk

We do not believe that our compensation programs are structured to reward inappropriate risk-taking, and have concluded that our compensation policies and practices are not reasonably likely to result in a material adverse effect on our businesses, for several reasons, including the following:

•
We provide a mix of variable performance-based annual cash compensation (under our senior executive bonus pool plan), fixed cash compensation in the form of base salaries, and long-term equity compensation in the form of equity awards. We believe this combination of variable and fixed cash compensation, a long-term equity interest which and vests over time, appropriately incentivizes and rewards management while at the same time encourages appropriate-but not excessive-levels of risk assumption.

•
The design of our compensation programs, including with respect to the variety of performance criteria established under our plans, encourages executives to remain focused on both the short-term and long-term success of the Company's operational and development objectives; as a result, any incentive to take short-term risks is mitigated by the necessity for us to achieve success and maintain shareholder value over the long-term. In this regard, a portion of compensation is delivered to executives in the form of an annual bonus, and a portion of the compensation of our senior executives is based on meeting goals relating to the development of the Casino Project and Adelaar

•
A portion of compensation to our senior executives is delivered through the use of equity awards, which generally vest after the Casino Project is complete and open to the public. The Compensation Committee believes that these equity incentive awards focus our executives on the long-term success of the Company, align their interests with those of our shareholders and, because of the multi-year vesting feature, subject management to the long-term consequences of risks undertaken to achieve short-term objectives.

Determination of Compensation Levels

In setting compensation levels, including bonus eligibility levels for our senior executives, under our performance bonus plan, and the mix of compensation for fiscal 2015, the Compensation Committee considered several factors. These include cash bonuses based on the Company's receipt of a Gaming Facility License and the development of the Casino Project and Adelaar, existing employment agreements with individual executives, the desire to motivate the executives and align the compensation of the executives with the financial performance of the Company by providing incentives, and the Compensation Committee's subjective assessment of the individual's experience, responsibilities, management, leadership abilities and job performance. The Compensation Committee has, from time to time, used focused marketplace compensation analysis and reviewed compensation levels at companies of similar type and size for comparison purposes in connection with the recruitment and retention of our executive officers.

Elements of Our Executive Compensation Structure
Our compensation structure consists of two tiers of remuneration. The first tier consists of base pay, and retirement, health, and welfare benefits. The second tier consists of both short and long term incentive compensation.
Base Pay
Base compensation for each of our Named Executive Officers has been established pursuant to their respective employment agreement with the Company. Base pay and benefits are designed to be sufficiently competitive to attract and retain world class executives. In the past, the Compensation Committee has retained the discretion to review executive officers’ base pay, and to make increases based on executive performance and market norms. The Compensation Committee has also recommended increases when executives have been promoted, or their responsibilities have otherwise been expanded.
Equity-based Compensation

Equity-based compensation is designed to provide incentives to our executive officers to build stockholder value over the long-term by aligning their interests with the interest of stockholders. Since 2005, we have granted equity-based awards in the form of restricted stock and options, as the Compensation Committee determined this was an effective vehicle for the motivation and retention of our executive officers.
In 2015, Mr. D'Amato was granted 25,000 shares of restricted stock and each of the remaining Named Executive Officers were granted 10,000 shares of restricted stock pursuant to the 2005 Equity Incentive Plan. These restricted stock grants shall vest as to one half upon the date when the NYSGC authorizes the opening of the Montreign Resort Casino to the public (the "Casino Date") and as to one half on the six month anniversary of the Casino Date. The awards are subject to earlier vesting in the event of a change in control of the Company. The Compensation Committee believes that the Company generally benefits from the retention and risk mitigation elements provided by a multi-year vesting period and has determined that delayed vesting based on the completion of the development of the Casino Project aligns an executive's compensation interests with the longer-term business strategies and tactics of the Company over the vesting period. The Committee also believes that the vesting over a multiple-year period relating to the development of the Casino Project and Adelaar reduces the motivation to engage in short-term strategies that may increase the Company's share price in the near term but may not create the best foundation for maximizing long-term stockholder value. The long-term vesting requirement is therefore also considered a disincentive to excessive risk taking by management as any adverse consequences of such risks would be reflected in the value of the equity awards by the time those awards vest. Accordingly, all restricted share awards granted to executives in 2015 reflect a multi-year vesting period tied to the development of the Casino Project and the development of Adelaar.
The 2005 Equity Incentive Plan expired in May 2015 and no further awards shall be made under such plan.

In September 2015, the Board approved and, in November 2015, stockholders approved, the 2015 Equity Incentive Plan, pursuant to which any future equity incentive awards will be made to the named executive officers. The 2015 Equity Incentive Plan provides for an aggregate of 952,498 shares of common stock to be available for awards. However, subject to adjustments based on the terms of the Plan, on the 90th day after the Company is awarded a gaming facility license by the NYSGC with respect to the Montreign Resort Casino (the “Trigger Date”), the maximum shares of Common stock available for Awards will automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as will increase the aggregate number of shares of Common stock available for Awards equal to 10% of the issued and outstanding shares of Common stock as of the Trigger Date; and (iii) such number of shares of Common stock as the Compensation Committee otherwise determines. The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing.

The Committee believes that equity-based compensation provides an incentive that focuses the executive' attention on managing our Company from the perspective of an owner with an equity stake in the business. In determining the amount of equity-based compensation to be awarded to our named executive officers, the Compensation Committee takes into consideration, among other things, the level of the officer's responsibility, performance of the officer, other compensation elements and the amount of previous equity grants awarded to the individual. In addition, with respect to recruiting an executive officer to join our Company, the amount of equity consideration may be negotiated to reflect the amount necessary to hire the desired person. The size of such awards would be based on the Compensation Committee view on the prospective officer's potential to have an impact on our profitability, growth and financial position.

Cash Bonus Pool for Senior Executives

Consistent with the strategy and business objectives set by the Board, the Compensation Committee determined that annual objectives should be established in two different areas-achieving strong operating results, as measured by EBITDA of MRMI, the Company's operating subsidiary, and focusing on the Company's development of the Casino Project and Adelaar. Accordingly, on November 3, 2015, the Company adopted a cash bonus plan (the "Bonus Plan") for the senior executives of the Company. Pursuant to the Bonus Plan, up to $525,000 was set aside for possible award to Mr. D’Amato, Ms. Pitts, Ms. Horner, Mr. Degliomini and Mr. Keith Kabeary with respect to the fiscal year ended December 31, 2015. Bonuses may be awarded to such senior executives in amounts determined by the Compensation Committee of the Board of Directors and based upon the recommendation of Mr. D’Amato for such other senior executives. Bonuses totaling up to the $525,000 aggregate maximum under this plan could be awarded (i) to the extent MRMI’s earnings before interest, tax, depreciation and amortization (“EBITDA”) for the fiscal year met or exceeded 80% of the target EBITDA established by the Compensation Committee and (ii) whether goals with respect to the Casino Project have been met. The aggregate maximum amount available for award pursuant to the Bonus Plan would be reduced in proportion to the amount by which MRMI’s EBITDA for the fiscal year misses the target EBITDA. The amount of individual bonuses awarded pursuant to the Bonus Plan would be based 25% upon whether MRMI met or exceeded its EBITDA target and 75% based upon meeting goals with respect to the Casino Project as determined by the Compensation Committee.

After the conclusion of fiscal 2015 and the preparation of the Company's audited financial statements, the Compensation Committee held meetings in which the Committee reviewed the extent to which targets established under the Bonus Plan were attained and considered the extent to which bonuses under the plan would be paid. The 2015 bonuses for the senior executives were discretionary and based primarily upon a subjective analysis by the Compensation Committee of the individual performance of each senior executive. The Committee recognized the substantial contributions of each senior executive to the Company's award of a Gaming Facility License and the operating results of MRMI. Awards were made pursuant to the Bonus Plan in the first quarter of the current fiscal year and are reflected in the Summary Compensation Table above.

Director Compensation
Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2015.

Name	Fees earned or paid in cash ($)	Restricted stock awards ($) (1)	Option awards ($)	Total ($)
Emanuel R. Pearlman	831,000 (2)	1,376,000	—	2,207,000
Nancy Palumbo	120,000 (3)	73,500	—	193,500
Gregg Polle	148,000 (4)	73,500	—	221,500
James Simon	101,060 (5)	73,500	—	174,560
Edmund Marinucci	123,000 (6)	73,500	—	196,500

(1)
3,000 shares, with a grant date of November 3, 2015, were issued to each Director under the Company's 2015 Equity Incentive Plan and 50,000 shares, with a grant date of May 5, 2015, were issued to Emanuel Pearlman under the Company's 2005 Equity Incentive Plan.

(2)
Consists of (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $48,000 for service on the Strategic Development Committee and an additional $48,000 for acting as Chairman of the Strategic Development Committee; (vii) $485,000 additional compensation for the Chairman of the Strategic Development Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project of which a portion is a cash bonus in consideration of the Company's receipt of a Gaming Facility License on December 21, 2015 (such bonus amount was approved by the Compensation Committee on March 7, 2016); and (viii) $160,000 for acting as Chairman of the Board.

(3)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Regulatory Compliance Committee;(v) $15,000 for acting as Chairman of the Compensation Committee; (vi) $10,000 for service on the Corporate Governance and Nominations Committee; (vii) $15,000 for acting as Chairman of the Regulatory Compliance Committee.

(4)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $40,000 for acting as Chairman of the Audit Committee; (iii) $48,000 for service on the Strategic development Committee; and (iv) $10,000 for service on the Audit Committee.

(5)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Regulatory Compliance Committee; and (v) $21,060 for service as Lead Director from January 1, 2015 to November 3, 2015.

(6)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Corporate Governance and Nominations Committee; (iii) $15,000 for acting as Chairman of the Corporate Governance and Nominations Committee; and (iv) $48,000 for service on the Strategic Development Committee.

Cash Compensation
Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; (iv) the Regulatory Compliance Committee receives annual compensation of $15,000 and (v) the Special Committee receives annual compensation of $48,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for each member of the Special Committee is $48,000 per member. Annual compensation for the Chairman of the Board was $160,000. Compensation for the Lead Director was $21,060 from January 1, 2015 to November 3, 2015. Compensation for the Chairman of the Special Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project was $260,000.
Stock Compensation

In November 2015, the non-employee directors of the Company received an annual grant of 3,000 shares of restricted stock, with such shares vesting on January 6, 2017. Further, in May 2015, Mr. Pearlman was granted 50,000 shares of restricted stock, one half on the date on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”) and one half as to the six month anniversary of the Casino Date; immediate vesting in the event (i) Mr. Pearlman is removed from the Board other than for cause; (ii)if he is not re-nominated by Kien Huat Realty III Limited to stand for election to the Board or (iii) upon a Change in Control (as defined in the award.
In November 2014, the non-employee directors of the Company received an annual grant of 2,000 shares of restricted stock, with such shares vesting on January 4, 2016.
In November 2013, the non-employee directors of the Company received (i) an annual grant of options to purchase 2,000 shares of the Company’s common stock at the common stock’s then current fair market value, vesting 25% on the grant date and vesting an additional 25% each three months thereafter (with the exception of Mr. Marinucci for whom, on March 11, 2014 a grant of a pro rata amount of the 2013 annual grant which is 1,662 shares of which 622 shares vested on the grant date, 500 of which vested on May 12, 2014 and 500 vested on August 12, 2014), and (ii) an annual grant of 2,000 shares of restricted stock (with the exception of Mr. Marinucci for whom, on March 11, 2014, a grant of a pro rata amount of the 2013 annual grant which is 1,662 shares), with such shares vesting on January 10, 2015.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the Compensation Committee of our board of directors, or other committee serving an equivalent function. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Compensation Committee Report

We have reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company's management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Compensation Committee
Nancy Palumbo
Emanuel Pearlman
James Simon

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 9, 2016 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act; and (iv) our current directors and executive officers, as a group.
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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage
Edmund Marinucci	8,244	(2)	*	—	—
Joseph A. D’Amato	34,818	(3)	*	—	—
Nancy Palumbo	17,000	(4)	*	—	—
Emanuel R. Pearlman	86,688	(5)	*	—	—
Gregg Polle	18,318	(6)	*	—	—
James Simon	24,378	(7)	*	—	—
Current Officers
Laurette J. Pitts	14,000	(10)	*	—	—
Charles Degliomini	18,354	(8)	*	—	—
Nanette L. Horner	14,000	(9)	*	—	—

Directors and Officers as a Group (9 people)	235,800	(11)		—	—
Stockholders
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	27,533,067	(12)	88.7%	—	—
Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—			44,258	100%

*	less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 3,622 shares of our common stock owned directly by Edmund Marinucci, options that are currently exercisable into 1,622 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company's 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 6, 2017.

(3)
Consists of 7,952 shares of our common stock owned directly by Joseph A. D’Amato, and 26,666 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 1,666 shares vest on November 12, 2016, 12,500 shares vest on the date on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”) and 12,500 vest at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(4)
Consists of 9,334 shares of our common stock owned directly by Nancy Palumbo, options that are currently exercisable into 4,666 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 6, 2017.

(5)
Consists of 27,866 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 6,000 shares of our common stock, 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 6, 2017; and 50,000 shares of restricted stock issued pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but vest as follows: 25,000 shares vest on the Casino Date and 25,000 vest at the six month anniversary of the Casino Date; however, there is immediate vesting in the event (i) Mr. Pearlman is removed from the Board other than for cause; (ii) if he is not re-nominated by Kien Huat to stand for election to the Board or (iii) upon a Change in Control (as defined in the award)

(6)
Consists of 9,138 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 6,000 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 6, 2017.

(7)
Consists of 14,378 shares of our common stock owned directly by James Simon, options that are currently exercisable into 7,000 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 6, 2017.

(8)
Includes 2,519 shares of our common stock owned directly by Charles Degliomini, of which 185 are owned by Fox-Hollow Lane LLC, of which Charles Degliomini is the managing member, options that are currently exercisable into 5,000 shares of our common stock and 10,833 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 833 shares vest on November 12, 2016 5,000 shares vest on the date on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”) and 5,000 vest at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(9)
Consists of 3,167 shares of our common stock owned directly by Nanette Horner and 10,833 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 833 shares vest on November 12, 2016 5,000 shares vest on the date on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”) and 5,000 vest at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(10)
Consists of 3,167 shares of our common stock owned directly by Laurette Pitts and 10,833 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 833 shares vest on November 12, 2016 5,000 shares vest on the date on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”) and 5,000 vest at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(11)
Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 30,288 shares of our common stock and 15,000 shares of restricted stock issued pursuant to the Company’s 2005 Equity Incentive Plan which currently have voting rights but do not vest until January 6, 2017 and 109,165 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. 4,165 shares vest on November 12, 2016 52,500 shares vest on the date on which the NYSGC authorizes the opening of the Montreign Resort Casino to the public (“Casino Date”) and 52,500 vest at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(12)	Based on the Schedule 13D filed by Kien Huat on February 18, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Investment Agreement with Kien Huat

On August 19, 2009, we entered into that certain investment agreement (the “Investment Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), pursuant to which we issued 6,901,208 shares of common stock, representing just under 50% of our voting power. Pursuant to the terms of the Investment Agreement, Kien Huat was granted Option Matching Rights. On February 17, 2016, the Company's Chief Compliance Officer provided written notice to Kien Huat regarding the exercise certain Option Matching Rights to elect whether to exercise such Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock.

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

Conversion of Kien Huat Note

On June 26, 2014, Kien Huat and the Company entered into a letter agreement, which was last amended on September 22, 2015 (as amended, the “Commitment Letter”), pursuant to which Kien Huat committed to support the Company’s equity financing needs with respect to the Casino Project and Adelaar. Kien Huat’s commitment to participate in, and backstop, the January 2016 Rights Offering was made in accordance with the Commitment Letter. Pursuant to the Commitment Letter, Kien Huat also agreed to convert in accordance with its terms that certain convertible promissory note in the principal amount of
$17.4 million (the “Kien Huat Note”) into shares of the Company’s common stock upon the earlier to occur of (i) the closing of the January 2016 Rights Offering and (ii) the maturity of the Kien Huat Note, which was March 15, 2016. Accordingly, upon consummation of the January 2016 Rights Offering, on February 17, 2016, the Kien Huat Note was converted into 1,332,058 shares of common stock, which conversion, along with the payment in cash of interest due, satisfied the Kien Huat Note in full (the “Note Conversion”). After giving effect to the January 2016 Rights Offering (including the standby purchase pursuant to the January 2016 Standby Purchase Agreement) and the Note Conversion, Kien Huat owns approximately 88.7% of the outstanding shares of the Company’s common stock.

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

2014 Rights Offering

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock (the "April 2014 Rights Offering"). Upon completion of the April 2014 Rights Offering, the Company issued 427,776 shares of common stock and raised approximately $13.4 million. This includes 90,633 shares issued to holders upon exercise of their basic subscription rights, 302,526 shares issued to Kien Huat upon exercise of its basic subscription rights and 34,617 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering.

2015 Rights Offering

On January 5, 2015, the Company commenced the January 2015 Rights Offering for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock at $35.50 per share. This includes 10,658 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 864,360,798 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement.

2016 Rights Offering

On January 4, 2016, we commenced a rights offering (the “January 2016 Rights Offering”) of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, we and Kien Huat Realty III Limited (“Kien Huat”), our largest stockholder, entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within ten (10) days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee in the amount of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The net proceeds of the January 2016 Rights Offering will be used for (i) the expenses relating to the development of the Casino Project, (ii) to redeem the outstanding shares of the Series E preferred stock of the Company in accordance with the terms of an existing settlement agreement and (iii) the expenses related to the development of the Golf Course and the Entertainment Village that are part of the initial phase of Adelaar and to support the working capital needs of the Company.

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

To support the Upgraded Casino Plan, the expenses related to the development of the Golf Course and Entertainment Village, to redeem the Series E Preferred Stock and to provide working capital for the Company, the Company and Kien Huat entered into a second amendment to the Commitment Letter (the “Second Amendment” or the “Second Amendment to the Commitment Letter”) on September 22, 2015. Pursuant to the Second Amendment to the Commitment Letter, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering. In particular, Kien Huat agreed to participate in, and backstop, two additional rights offerings, the first of which is the January 2016 Rights Offering, which Kien Huat has agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Commitment Letter remain unchanged.

Kien Huat Letter Agreement

As a result of Kien Huat’s increased proportionate ownership following the consummation of the Rights Offering and the Note Conversion, at the request of the Company, on February 17, 2016, Kien Huat and the Company entered a letter agreement (the “Letter Agreement”) pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three year anniversary of the closing of the Rights Offering and (ii) the one year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause its affiliates other than the Company or its subsidiaries (collectively with Kien Huat, “Kien Huat Parties”) not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B preferred stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the board of directors (the “Board”) of the Company (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board of Directors of the Company (the “Board”) or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three (3) independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).

Moelis & Company
On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Adelaar Project and the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2014, we paid Moelis approximately $44,000 for professional services and travel.
During 2015, we paid Moelis approximately $428,000 for professional services and travel and expenses.
At the close of the January 2016 Rights Offering Moelis was paid approximately $2.1 million for financial advisory services in connection to with the Casino Project, pursuant to the Moelis letter Agreement.
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
Our principal accountant for the audit and review of our annual and quarterly financial statements, was Ernst & Young LLP. Moreover, the following table shows the fees paid or accrued by us to Ernst & Young, LLP during these periods.

Type of Service	2015	2014	2013
Audit Fees (1)	$921,000	$734,000	$451,000
Audit-Related Fees (2)	23,000	23,000	44,000
Tax Fees (3)	71,000	84,000	79,000
Total	$1,015,000	$841,000	$574,000

(1)	Comprised of the audit of our annual financial statements, internal controls over financial reporting, reviews of our quarterly financial statements, various SEC filings and statutory audits.

(2)	Comprised of services rendered in connection with our audit of the Company’s employee benefit plan.

(3)	Comprised of services for tax compliance and tax return preparation.
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

Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2015, 2014 and 2013
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2015
Allowance for doubtful accounts	$161	$10	$—	$—	$171
Deferred tax asset valuation allowance	$72,104	$—	$13,988	$—	$86,092
Year ended December 31, 2014
Allowance for doubtful accounts	$166	$—	$(5)	$—	$161
Deferred tax asset valuation allowance	$65,832	$—	$6,272	$—	$72,104
Year ended December 31, 2013
Allowance for doubtful accounts	$202	$—	$(36)	$—	$166
Deferred tax asset valuation allowance	$56,574	$—	$9,258	$—	$65,832
Exhibits

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (1)
3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 13, 2011. (3)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 21, 2015 and effective as of December 23, 2015. (4)
4.1	Form of Common Stock Certificate (5).
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (6)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (7)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (8)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (9)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (10)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (11)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (12)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (13)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 250,000 shares of Common Stock. (14)
4.11	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 1,000,000 shares of Common Stock. (15)
4.12	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock. (16)
4.13	Letter Agreement, dated February 17, 2016, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (45)
10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)
10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (18)
10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (19)
10.4 *	Letter Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, relating to the Investment Agreement, dated August 19, 2009
10.5	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (20)
10.6
Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (21)

10.7	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (22)
10.8	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (23)
10.9	Amendment No. 2 to the Loan Agreement, dated December 18, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (24)
10.10	Amendment No. 3 to the Loan Agreement, dated as of March 3, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (43)
10.11	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (25)

10.12 *
Amended and Restated Master Development Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC +

10.13 *	Purchase Option Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P. +
10.14 *	Completion Guaranty, dated December 28, 2015, by Empire Resorts, Inc. for the benefit of EPR Concord II, L.P., EPT Concord II, LLC, Adelaar Developer, LLC and EPR Properties +
10.15 *
Completion Guaranty, dated December 28, 2015, by EPR Properties for the benefit of Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II, LLC and Empire Resorts, Inc. +

10.16 *	Lease, dated December 28, 2015, by and between EPT Concord II, LLC and Montreign Operating Company, LLC, relating to the Casino Parcel +
10.17 *	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC, relating to the Entertainment Village Parcel +
10.18 *	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC, relating to the Golf Course Parcel +
10.19	Standby Purchase Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (44)
10.20	Settlement Agreement and Release, dated June 12, 2013, by and between Stanley Stephen Tollman, Bryanston Group, Inc., Empire Resorts, Inc., Colin Au Fook Yew and Joseph D'Amato (26)
10.21	Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (27)
10.22 *	Empire Resorts, Inc. 2015 Equity Incentive Plan
10.23 *	Form of Option Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan
10.24 *	Form of Restricted Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan
10.25 *	Form of Restricted Stock Unit Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan
10.26 *	Form of Stock Appreciation Right Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan
10.27 *	Form of Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan
10.28	Employment Agreement, dated November 26, 2012, by and between Empire Resorts, Inc. and Joseph A. D'Amato (28)
10.29	Employment Agreement, dated August 17, 2012, by and between Empire Resorts, Inc. and Laurette J. Pitts (29)
10.30	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (30)
10.31	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (31)
10.32	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Joseph A. D'Amato (34)
10.33	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (35)
10.34	Amendment No. 1 to Employment Agreement, dated May 30, 2014 by and between Empire Resorts Inc. and Nanette L. Horner (36)
10.35	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (37)
10.36	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Joseph A. D’Amato, dated June 30, 2015 (38)
10.37	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Laurette J. Pitts, dated June 30, 2015 (39)
10.38	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated June 30, 2015 (40)
10.39	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Charles A. Degliomini, dated June 30, 2015 (41)

10.40	Letter Agreement, effective May 29, 2014 by and between Empire Resorts, Inc., Kien Huat Realty III, Ltd., Colin Au Fook Yew, Joseph D'Amato, Bryanston Group, Inc. And Stanley S. Tollman (42)

14.1	Code of Business Conduct and Ethics. (32)
14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (33)
21.1	List of Subsidiaries.
23.1 *	Consent of Ernst & Young LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File (XBRL).

*	Confidential information has been omitted and confidential treatment has been granted with respect to the omitted information.

(1)	Incorporated by reference to Exhibit 3.1 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 16, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to Empire Resort, Inc. Annual Report on Form 10-K (a “10-K”) for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on December 13, 2011.

(4)	Incorporated by reference to Exhibit 3.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015.

(5)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “12/31/11 10-K”), filed with the Commission on March 18, 2012.

(6)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31,
2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(7)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(8)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(9)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(10)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K

(11)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K

(12)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(13)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/1909 8-K").

(14)
Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Quarterly Report on Form 10-Q (a "10-Q") for the quarter ended March 31, 2010 (the "3/31/10 10-Q"), filed with the Commission on May 17, 2010.

(15)	Incorporated by reference to Exhibit 4.2 to the 3/31/10 10-Q.

(16)	Incorporate by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(17)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(18)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K

(19)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(20)	Incorporated by reference to Exhibit 10.1 to the 3/31/10 10-Q.

(21)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on September 24,2010

(22)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 19, 2010 (the "11/19/10 8-K").

(23)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the fiscal period ended June 30, 2012, filed with the Commission on August 14, 2012

(24)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 19, 2013

(25)	Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(26)	Incorporated by reference to Exhibit 10.2 to Empire Resort, Inc.’s Current Report on Form 10-Q, filed with the Commission on August 13, 2013.

(27)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on August 17, 2005.

(28)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on November 26, 2012.

(29)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(30)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on December 13, 2012.

(31)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(32)	Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(33)	Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

(34)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2014.

(35)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2014.

(36)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2014.

(37)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2014.

(38)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(39)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(40)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(41)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(42)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2014.

(43)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015.

(44)	Incorporated by reference to Exhibit 99.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2016

(45)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K , filed with the Securities and Exchange Commission on February 18, 2016

* Filed herewith

+ Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 10, 2016
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
Joseph A. D’Amato

/s/ Laurette J. Pitts	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016
Laurette J. Pitts

/s/ Emanuel R. Pearlman	Chairman of the Board	March 10, 2016
Emanuel R. Pearlman

/s/ Edmund Marinucci	Director	March 10, 2016
Edmund Marinucci

/s/ James Simon	Director	March 10, 2016
James Simon

/s/ Nancy A. Palumbo	Director	March 10, 2016
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 10, 2016
Gregg Polle

Index to Exhibits

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).