Form 10-Q
period 2016-03-31
EMPIRE RESORTS INC
filed 2016-05-04
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2016

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

As of April 28, 2016, there were 31,030,654 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data) (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,885	$6,412
Restricted cash	892	1,341
Accounts receivable, net	967	1,156
Prepaid expenses and other current assets	6,224	4,841
Total current assets	20,968	13,750
Property and equipment, net	25,479	25,789
Capitalized Development Projects costs	51,598	10,405
Cash for Development Projects	170,694	15,472
Intangible assets	51,000	—
Cash collateral for deposit bond	15,000	2
Total assets	$334,739	$65,418
Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$2,153	$1,244
Accrued expenses and other current liabilities	33,985	19,227
Total current liabilities	36,138	20,471
Long-term loan, related party	—	17,426
Series E preferred stock payable - 0 and 1,551 Shares as of March 31, 2016 and December 31, 2015	—	28,980
Other long term liabilities	1,561	—
Total liabilities	37,699	66,877
Stockholders’ equity / (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, 0 issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 0 issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,031 and 9,561 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	310	96
Additional paid-in capital	532,172	228,512
Accumulated deficit	(235,442)	(230,067)
Total stockholders’ equity / (deficit)	297,040	(1,459)
Total liabilities and stockholders’ equity / (deficit)	$334,739	$65,418
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Gaming	$14,522	$12,205
Food, beverage, racing and other	2,751	2,558
Gross revenues	17,273	14,763
Less: Promotional allowances	(1,068)	(238)
Net revenues	16,205	14,525
Costs and expenses:
Gaming	10,801	9,570
Food, beverage, racing and other	2,597	2,566
Selling, general and administrative	3,597	2,841
Development expenses	3,067	2,423
Stock-based compensation	571	151
Depreciation	336	333
Total costs and expenses	20,969	17,884
Loss from operations	(4,764)	(3,359)
Amortization of deferred financing costs	(2)	(9)
Interest expense	(411)	(679)
Net loss	(5,177)	(4,047)
Dividends on preferred stock	(42)	(47)
Net loss applicable to common shareholders	$(5,219)	$(4,094)
Weighted average common shares outstanding, basic	20,125	10,432
Weighted average common shares outstanding, diluted	20,125	10,432
Loss per common share, basic	$(0.26)	$(0.39)
Loss per common share, diluted	$(0.26)	$(0.39)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,177)	$(4,047)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	336	333
Non-cash interest expense	231	350
Stock - based compensation	571	151
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	424	88
Accounts receivable	188	(23)
Prepaid expenses and other current assets	(1,382)	375
Other assets	(2)	(16)
Accounts payable	912	112
Accrued expenses and other current liabilities	(8,289)	(1,906)
Net cash used in operating activities	(12,188)	(4,583)
Cash flows from investing activities:
Purchase of property and equipment	(28)	(138)
Capitalized Development Projects costs	(15,268)	—
Cash collateral for deposit bond	(15,000)	—
License fee payment for the Casino Project	(51,000)	—
Cash restricted for Development Projects	(155,222)	(46,673)
Restricted cash—Racing capital improvement	25	(10)
Net cash used in investing activities	(236,493)	(46,821)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	286,032	49,528
Series B preferred shares dividend payment	(167)	—
Series E preferred shares and dividend redemption	(30,711)	—
Proceeds from exercise of stock options and warrants	—	55
Net cash provided by financing activities	255,154	49,583
Net increase / (decrease) in cash and cash equivalents	6,473	(1,821)
Cash and cash equivalents, beginning of period	6,412	6,435
Cash and cash equivalents, end of period	$12,885	$4,614
Supplemental disclosures of cash flow information:
Interest paid	$231	$321
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$—	$159
Development Projects costs included in accrued expenses	$25,925	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note A. Organization and Nature of Business

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (together with its subsidiaries, the “Company”). All share and per share information in this quarterly report on Form 10-Q gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the Company’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim period may not be indicative of results to be expected for the full year.

Nature of Business

Monticello Casino & Raceway

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), the Company currently owns and operates Monticello Casino and Raceway, a 45,000 square foot VGM and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
In a letter dated April 13, 2016, the New York State Gaming Commission (the "NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
Adelaar and Montreign Resort Casino
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
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”) two wholly-owned subsidiaries of EPR Properties (“EPR”). Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the “Waterpark”), Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village” and, together with the Casino Project and the Golf Course, the “Development Projects” and the Development Projects together with the Waterpark, the “Initial Projects”).
Montreign Resort Casino
Montreign Resort Casino is designed to meet 5-star and 5-diamond standards and is expected to include:

•	A 90,000 square foot casino floor featuring 2,150 slot machines and 102 table games;

•	Designated VIP/high-limit areas;

•	An 18 story hotel tower containing 332 luxury rooms (including eight garden suites, seven two story townhouse villas, and 12 penthouse-level suites), indoor pools and fitness center;

•	A VIP floor containing 6 private gaming salons;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 1,300 people and a mezzanine level that includes a poker room and approximately 7,000 square feet of meeting room space;

•	A 7,500 square foot spa; and

•	Seven restaurants and four bars.
Gaming Facility License

The Gaming Facility License will have an initial duration of ten years from March 1, 2016. It shall be renewable thereafter for a period of at least an additional ten years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC including the payment of a license fee of $51 million; deposit of a bond representing 10% of the Minimum Capital Investment (as defined below)(the "Minimum Capital Investment Deposit"); causing the investment of no less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar; commencement of gaming operations on or before March 1, 2018; compliance with state minority and woman business enterprise requirements; and the creation of a minimum of 1,425 full time jobs and 96 part time jobs. The Minimum Capital Investment Deposit was made on March 1, 2016 and the license fee was paid on March 30, 2016.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. If full build-out occurs, the Entertainment Village will be approximately 150,000 - 200,000 square feet, depending on market demand. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The Company has begun site preparation for the redesign of the Golf Course.
Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), Montreign, Empire Resorts Real Estate I, LLC (“GC Tenant”) and Empire Resorts Real Estate II LLC (“EV Tenant," and together with Montreign and GC Tenant, the “Project Parties”), each a wholly-owned subsidiary of the Company, on the one hand, and EPT, EPR LP and Adelaar Developer, LLC (“Adelaar Developer,” together with EPT and EPR LP collectively, “EPR”), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of the Initial Projects.

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

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities). EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the infrastructure. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless Montreign fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

Empire Project Parcel Leases and Purchase Option Agreement

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) which contemplated, among other things, the lease by the Project Parties of parcels containing the Golf Course (the "Golf Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel (defined below) and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Project Parcel. The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease and the Purchase Option Agreement (each as defined and described below). In addition, option payments made by the Company pursuant to a prior option agreement, which aggregate to a total of $8.5 million, shall be applied against rent amounts due to EPT as rent under the Casino Lease as more fully described below.

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

The following table represents the annual fixed rent payments under the Casino Lease:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$1,000
2017 (1) (2)	10,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 to 2056 (3)	362,624

(1)
Until February 29, 2016, the Company continued to make payments of $500,000 per month it would have made under that certain Option Agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the “Original Option Agreement”). The Original Option Agreement, which granted to the Company the right to lease the parcel on which Montreign Resort Casino (the “Casino Parcel”) would be built, was superseded by the leases for the Casino Parcel, the Entertainment Village Parcel (as defined below) and the Golf Course Parcel. From March 1, 2016 until February 28, 2017, option payments made by the Company under the Original Option Agreement, which totaled $8.5 million, shall be applied against annual fixed rent due by the Company under the Casino Lease.

(2)	From March 1, 2017 through August 31, 2018, annual fixed rent shall equal $1 million per month.

(3)	From September 1, 2018 through the remainder of the term of the Casino Lease, annual fixed rent shall equal $7.5 million per year, subject to an eight percent (8%) escalation every five years.

In addition to the annual fixed rent, beginning September 2018 and through the remainder of the term of the Casino Lease (the “Percentage Rent Period”) Montreign is obligated to pay an annual percentage rent equal to five percent (5%) of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) for the Percentage Rent Period. Additionally, the lease is a net lease, and Montreign has an obligation to pay the rent payable under the Casino Lease and other costs related to Montreign's use and operation of the Casino Parcel, including the special district tax assessments allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Golf Course Lease

On December 28, 2015, GC Tenant entered into a sublease (the “Golf Course Lease”) with Adelaar Developer for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due. Annual fixed rent payments under the Golf Course Lease are represented in the table below:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$—
2017 (2)	0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 to 2056 (2) (3)	7,975

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Spring 2018 (the “Golf Course Opening Date”), annual fixed rent payments shall equal to $0.

(2)	From the Golf Course Opening Date and continuing for the first ten (10) years thereafter, annual fix rent shall equal $150,000.

(3)	From December 2028 through the remainder of the term of the Golf Course Lease, annual fixed rent shall equal $250,000.

The Golf Course Lease is a net lease and GT Tenant is obligated to pay the rent payable under the Golf Course Lease and other costs related to Montreign's use and operation of the Golf Course Parcel, including the special district tax assessments allocated to the Golf Course Parcel, not to exceed the capped dollar amount applicable to the Golf Course Parcel. This obligation shall not be assessed against GT Tenant prior to 60 months following the Golf Course Lease Commencement Date.

Entertainment Village Lease

On December 28, 2015, EV Tenant entered into a sublease (the “Entertainment Village Lease”) with Adelaar Developer, for the lease of the Entertainment Village Parcel. The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Village Lease, there is no percentage rent due. Annual fixed rent payments under the Entertainment Village Lease are represented in the table below:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$—
2017 (2)	0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 to 2056 (2) (3)	7,975

(1)
From the date the Entertainment Village Lease commenced (the “Entertainment Village Lease Commencement Date”) and until the date on which the Entertainment Village opens for business, which is expected to be September 2018 (the “Entertainment Village Opening Date”), annual fixed rent payments shall equal to $0.

(2)	From the Entertainment Village Opening Date and continuing for the first ten (10) years thereafter, annual fix rent shall equal $150,000.

(3)	From December 2028 through the remainder of the term of the Entertainment Village Lease, annual fixed rent shall equal $250,000.

The Entertainment Village Lease is a net lease and EV Tenant is obligated to pay the rent payable under the Entertainment Village Lease and other costs related to Montreign's use and operation of the Entertainment Village Parcel, including the special district tax assessments allocated to the Entertainment Village Parcel, not to exceed the capped dollar amount applicable to the Entertainment Village Parcel. This obligation shall not be assessed against EV Tenant prior to 60 months following the Entertainment Village Lease Commencement Date.

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

In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2017, the law provides for a subsidized free play allowance of 15%.

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

In accordance with the Gaming Act, the Siting Board was charged with selecting applicants qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. There will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
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
On March 1, 2016, the Minimum Capital Investment Deposit in the aggregate of $85.4 million, was made. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the Infrastructure and the Waterpark. In addition, on March 30, 2016, we paid the license fee of $51 million and is reflected on the accompanying consolidated balance sheet as an intangible asset as of March 31, 2016.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign. Existing payments to the racing industry for purses and breeding will be maintained. The minimum gambling age for Montreign Resort Casino will be twenty-one, and no smoking will be authorized.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.

County of Sullivan Industrial Development Agency

Montreign received from the County of Sullivan Industrial Development Agency approval for benefits including an exemption from New York State ("State") and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of the Casino Project, an exemption from all mortgage recording taxes imposed in the State and a partial (or full) real property tax abatement over sixteen (16) years. Montreign has begun to receive the benefit of exemption from the local sales and use taxes and the real property tax abatement.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects, for at least the next twelve months. To finance a portion of the Development Projects expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $286.0 million. The Company will need to raise additional funds to complete the Development Projects. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the Credit Suisse Commitment (as defined below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of March 31, 2016, we had total currents assets of approximately $21.0 million and total current liabilities of approximately $36.1 million, which liabilities includes approximately $25.9 million in accrued Development Project costs. As of March 31, 2016, our total assets included approximately $170.7 million of remaining net proceeds from the January 2015 Rights Offering and January 2016 Rights Offering (each as defined and discussed below), which will be used to pay the accrued Development Projects costs of approximately $25.9 million included in our current liabilities. The net proceeds from the January 2015 Rights Offering and the January 2016 Rights Offering, which will be used for Development Projects expenses, are presented on the balance sheet as a non-current asset as required by GAAP because they will be used for the construction of a long-term asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $4.8 million for the three months ended March 31, 2016. The net losses for the three months ended March 31, 2016 were primarily related to the pre-opening development expenses in the amount of $3.1 million and consisted of $2.6 million in land lease expense, $201,000 in legal, consultants and other professional services, $106,000 in insurance expense, $97,000 in property tax expenses and $85,000 in other expenses. $41.2 million of the costs incurred for the Development Projects were eligible to be capitalized for the three months ended March 31, 2016.

For the three months ended March 31, 2015, the Development Project costs incurred were approximately $2.4 million and consisted of $566,000 in legal, construction manager costs, consultants and other professional services, $1.1 million of non-refundable payments pertaining to the Option Agreement with EPR and $732,000 in architectural and engineering fees.

As a condition of the Gaming Facility License, the Company is required to invest, or cause to be invested the Minimum Capital Investment in the development of the Initial Projects. The Company's portion of the Minimum Capital Investment is approximately $651.4 million for the Development Projects. On March 1, 2016, the Minimum Capital Investment Deposit, in the aggregate amount of $85.4 million, was made. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects. In addition, on March 30, 2016, the Company paid the license fee of $51 million which is reflected on the March 31, 2016 consolidated balance balance as an intangible asset.
Montreign entered into a security agreement with the entity that posted the bond, pursuant to which Montreign is required to deposit cash as collateral security in the amount of $65 million. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The cash collateral will be deposited onto an account in installments of which approximately $15 million has been paid during the first quarter of 2016 and is reflected on the accompanying consolidated balance sheet as other assets as of March 31, 2016.

Montreign shall be required to deposit additional collateral security installments as follows: July 1, 2017, in the amount of $20 million and January 15, 2018, in the amount of approximately $30 million.

To support the expenses related to the Development Projects, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of Montreign’s application for a Gaming Facility License. For the debt portion of the Company’s financing, in June 2014, Credit Suisse committed to provide the CS Credit Commitment of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment Credit Suisse provided up to a maximum of $545 million, which amount may be reduced by no more than $70 million depending on the amount of furniture, fixtures and equipment financing the Company otherwise obtains. The CS Credit Commitment provides that it may change the terms of the credit facility to ensure successful syndication. The CS Credit Facility is subject to various conditions precedent, including evidence of an equity investment in Company of not less than $301 million, all of which equity has been raised by the Company. The CS Commitment expires on June 1, 2016. The Company obtained the CS Credit Commitment to demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess financing alternatives and either proceed with the debt financing described herein or pursue alternative means of debt financing on terms and conditions more beneficial to the Company, subject to payment of a fee to Credit Suisse.

For the equity investment portion of the Company’s financing for the Development Projects and to redeem the outstanding Series E preferred stock of the Company (the "Series E Preferred Stock") in accordance with an existing settlement agreement, in June 2014, the Company and Kien Huat entered into a letter agreement, pursuant to which Kien Huat committed to support the Company's equity financing needs with respect to the Casino Project and Adelaar (the "Original Commitment Letter"). Pursuant to the Original Commitment Letter, Kien Huat initially agreed to participate in, and backstop, a rights offering in an amount up to $150 million plus the amount needed to redeem the Series E Preferred Stock if the Company commenced a rights offering on the terms described in the Original Commitment Letter in support of the Casino Project. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount raised, of which 0.5% was paid upon execution of the Original Commitment Letter and the remaining 0.5% being due if a rights offering was launched. In addition, the Company agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Original Commitment Letter and the consummation of the transactions contemplated thereby.

The Company and Kien Huat entered into a second amendment to the Original Commitment Letter (the “Second Amendment” and together with the Original Commitment Letter, the “Commitment Letter”) on September 22, 2015. Pursuant to the Second Amendment, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering. In particular, Kien Huat agreed to participate in, and backstop, two additional rights offerings, the first of which is the January 2016 Rights Offering (which is defined and discussed below), which Kien Huat agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Commitment Letter remain unchanged.

On January 4, 2016, the Company commenced a rights offering for aggregate gross proceeds of $290 million. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to exercise its basic subscription rights and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of approximately $1.5 million and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement.

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

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of May 2, 2016, we had up to approximately $83.7 million available for future issuances under the S-3. However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the S-3 to an amount no greater than one third our public float. This amount of availability is sufficient to complete the Follow-On Rights Offering. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

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

The retail value amounts included in promotional allowances for the three months ended March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
	(in thousands)
Food and beverage	$360	$341
Non-subsidized free play	589	(128)
Players club awards	119	25
Total retail value of promotional allowances	$1,068	$238

The estimated cost of providing complimentary food, beverage and other items for the three months ended March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
	(in thousands)
Food and beverage	$530	$535
Non-subsidized free play	347	(75)
Players club awards	119	25
Total cost of promotional allowances	$996	$485
Principles of consolidation
The condensed consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 as of March 31, 2016 and December 31, 2015.
Project Development Costs
Because the Company’s application for a Gaming Facility License was submitted in a competitive environment and the Company could not be certain it would be awarded a Gaming Facility License, all costs incurred for the Development Projects were expensed until the Company was awarded a Gaming Facility License on December 21, 2015. As a result of being awarded the Gaming Facility License, the Company began capitalizing the expenditures on the Development Projects during the fourth quarter of 2015.
Loss per common share
The Company computes basic loss per share by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended March 31, 2016 and 2015 are the same.

The following table shows the approximate number of common stock equivalents outstanding at March 31, 2016 and 2015 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three months ended March 31, 2016 and 2015, because their inclusion would have been anti-dilutive.

	Outstanding at March 31,
	2016	2015
Options	52,000	148,400
Warrants	133,000	216,600
Option Matching Rights	22,000	237,000
Restricted stock	199,000	21,400
Shares to be issued upon conversion of long-term loan, related party	—	1,315,000
Total	406,000	1,938,400
Pursuant to the terms of an investment agreement between the Company and Kien Huat, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon the exercise of certain options and warrants (the "Option Matching Rights"). On February 17, 2016, the Company provided written notice to Kien Huat regarding the exercise of certain Option Matching Rights to elect whether to exercise such Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock.
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
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of March 31, 2016, there was approximately $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 4.00 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
Intangible Assets
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company amortizes intangible assets over their estimated useful lives unless the Company determines their lives to be indefinite.
As a condition of the Gaming Facility License, the Company was granted a gaming license in the amount of $51 million during the three months ended March 31, 2016. The term of the gaming license is 10 years, however amortization will not commence until the completion of construction and the opening to the general public of the Montreign Resort Casino. Amortization will be recognized on a straight line basis beginning at that time and continuing until it is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which provides guidance for accounting for share based compensation for employees. Under ASU 2016-09, several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is assessing the impact that the new stock compensation guidance will have on the consolidated financial statements.
Note C. Property and Equipment, Capitalized Project Development Costs and Cash for Development Projects
Property and Equipment
Property and equipment at March 31, 2016 and December 31, 2015 consists of:

	(in thousands)
	3/31/2016	12/31/2015
Land	$770	$770
Land improvements	1,732	1,732
Buildings	4,727	4,727
Building improvements	27,301	27,284
Vehicles	302	280
Furniture, fixtures and equipment	3,903	3,894
Construction in Progress	175	197
	38,910	38,884
Less—Accumulated depreciation	(13,431)	(13,095)
	$25,479	$25,789
Depreciation expense was approximately $336,000 and $333,000 for the three months ended March 31, 2016 and 2015, respectively.

The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.
Capitalized Development Projects Costs

As a result of being awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing the expenditures on the Casino Project during the fourth quarter of 2015. All expenditures that could be capitalized related specifically to the Casino Project in fiscal 2015. Beginning in the first quarter of 2016, the Company also incurred expenditures relating to the Entertainment Village and the Golf Course that could be capitalized. Accordingly, the balance sheet item "capitalized project development costs" was renamed "Capitalized Development Projects costs" to collectively reflect the capitalized expenditures for the Casino Project, Entertainment Village and Golf Course.
At March 31, 2016, total capitalized Development Projects costs were approximately $51.6 million and consisted of construction costs, site development, contractor insurance, general conditions, construction manager fees, and professional fees such as architectural, legal and accounting fees and is reflected on the balance sheet as capitalized Development Projects costs.

At December 31, 2015, total capitalized Development Projects costs incurred were approximately $10.4 million and consisted of $10.3 million in architectural, engineering fees, construction manager costs and subcontractor costs and approximately $127,000 in legal, consultants and other costs and is reflected on the balance sheet as capitalized Development Projects costs.

Cash for Development Projects

Pursuant to the MDA, executed on December 28, 2015, the Company assumed responsibility for the development of the Entertainment Village and the Golf Course in addition to the Casino Project. Accordingly, the balance sheet item "Cash for development of the Casino Project" was renamed "Cash for Development Projects" to collectively reflect the cash available for the Development Projects.

At March 31, 2016, the $170.7 million Cash for the Development Projects on the consolidated balance sheet represents the remaining portion from the January 2016 Rights Offering to be utilized for the Casino Project, Golf Course, and Entertainment Village.

At December 31, 2015, the $15.4 million cash for development of the Casino Project on the consolidated balance sheet represents the remaining funds from the January 2015 Rights Offering to be utilized for the Casino Project.
Note D. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet, are comprised of the following at March 31, 2016 and December 31, 2015:

	(in thousands)
	3/31/2016	12/31/2015
Liability for horseracing purses	$994	$529
Accrued payroll	1,157	1,719
Series E payable	—	1,500
Accrued redeemable points	116	67
Liability to NYSGC	1,224	1,012
Liability for local progressive jackpot	801	927
Accrued Development Projects costs	25,925	10,811
Accrued professional fees	1,934	844
Federal tax withholding payable	154	154
Accrued other	1,680	1,664
Total accrued expenses and other current liabilities	$33,985	$19,227
Note E. Long-Term Loan, Related Party
Conversion of Kien Huat Note

On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat, in the principal amount of $35 million of which $17.6 million was outstanding as of December 31, 2015. On June 26, 2014, Kien Huat and the Company entered into a commitment letter (the "Commitment Letter") pursuant to which Kien Huat agreed, among other things, to convert in accordance with its terms that certain convertible promissory note in the principal amount of $17.4 million (the “Kien Huat Note”) into shares of the Company’s common stock. Pursuant to the terms of the Commitment Letter and the Loan Agreement, on February 17, 2016, the Kien Huat Note was converted into 1,332,058 shares of common stock.

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
As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying December 31, 2015 balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement has been reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability has been recorded pursuant to the payment terms in place at December 31, 2015 which was $1.5 million as a current liability and the remainder as a long term liability on the accompanying December 31, 2015 balance sheet.

Interest expense associated with the change in the redemption amount of the liability was $231,000 and $310,000 for the three months ended March 31, 2016 and 2015, respectively.
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
Common Stock

January 2016 Rights Offering

On January 4, 2016, we commenced a rights offering of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, we and Kien Huat entered into the January 2016 Standby Purchase Agreement. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within ten (10) days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee in the amount of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The net proceeds of the January 2016 Rights Offering will be used for (i) the expenses relating to the development of the Casino Project, (ii) to redeem the outstanding shares of the Series E preferred stock of the Company in accordance with the terms of an existing settlement agreement and (iii) the expenses related to the development of the Golf Course and the Entertainment Village and to support the working capital needs of the Company.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $286.0 million following the deduction of expenses. After giving effect to the January 2016 Rights Offering (including the standby purchase pursuant to the January 2016 Standby Purchase Agreement) and the Note Conversion, Kien Huat owns approximately 88.7% of the outstanding shares of the Company’s common stock.
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
The Board authorized the cash payment of quarterly dividends for calendar year 2016. A payment in the amount of $32,087 was made on April 1, 2016.
On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on our Series B Preferred Stock in the amount of approximately $167,000. At December 31, 2015, the Company had undeclared cash dividends on the Series B Preferred Stock of approximately $167,000 and payment was made the same day. The cash dividend was calculated as if it were a dividend issued in shares of our common stock, which in accordance with the terms of the Series B Preferred stock, means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.
On February 9, 2015, our Board authorized the issuance of 5,102 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.
Note H. Concentration
As of March 31, 2016, the Company has one debtor, that consists of Philadelphia Park which represented 15.5% of the total net outstanding racing related accounts receivable.
As of March 31, 2015, the Company had one debtor, that consists of Hawthorn OTB which represented 11.1% of the total net outstanding racing related accounts receivable.
Note I. Commitments and Contingencies
Legal Proceedings
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, Empire’s subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that MRMI believes is owed to it under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, MRMI was to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, MRMI believes Concord owed it approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to MRMI. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal (the "Motion") regarding the decision of the Third Department. The Motion was denied by the Third Department on September 2, 2015. On October 9, 2015, we filed a Motion for Leave to Appeal with the Court of Appeals. In an opinion dated November 24, 2015, the Court of Appeals denied our Motion for Leave to Appeal. The Appellate Division had remanded the case to the trial court for a recomputation of the amount of the judgment. In an Order and Amended Judgment dated December 22, 2015, MRMI was awarded a judgment in the amount of $183,097. MRMI received payment of its judgment on April 15, 2016 in the amount of approximately $188,000.
Concord Associates, L.P. v. Entertainment Properties Trust
On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by the Company and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against the Company, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of the Company's exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On March 18, 2016, the United States Court of Appeals for the Second Circuit affirmed SDNY's dismissal of Concord's complaint.

Other Proceedings
The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on its consolidated financial position, results of operations or cash flows.

Operating leases

The following table represents the minimum lease payments under the Company's operating leases:

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

Note K. Loss Per Share

As previously discussed in Note A, the Company completed a rights offering during January 2016. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 20% discount, a bonus element was present. The Company determined the bonus element to be an additional 1.458 million shares which would be added to the denominator that was used in computing basic and diluted earnings per share during the three months ending March 31, 2015. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of common shares and loss per common share for the three months ended March 31, 2015:

Three months ending March 31,
2015
(in thousands, except per share)

Weighted average number of common shares, as reported	8,974
Adjustment	1,458
Weighted average number of common shares, as adjusted	10,432

Loss per common share, as reported	$(0.46)
Adjustment	$(0.07)
Loss per common share, as adjusted	$(0.39)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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

Overview

Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company”, “us”, “our”, or “we”) was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries. All share and per share information in this quarterly report on Form 10-Q gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.

Monticello Casino & Raceway
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
In a letter dated April 13, 2016, the New York State Gaming Commission (the "NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
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
Adelaar and Montreign Resort Casino

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
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”) two wholly-owned subsidiaries of EPR Properties (“EPR”). Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the "Waterpark"), Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village” and, together with the Casino Project and the Golf Course, the "Development Projects" and the Development Projects together with the Waterpark, the “Initial Projects”). Although construction has commenced, over the past four years, the Company has expended substantial time and resources on designing Montreign Resort Casino and, in conjunction with EPR, working with local, state and federal agencies and officials to obtain necessary permits and approvals for construction of the Initial Projects.
Montreign Resort Casino
Montreign Resort Casino, is designed to meet 5-star and 5-diamond standards and is expected to include:

•	A 90,000 square foot casino floor featuring 2,150 slot machines and 102 table games;

•	Designated VIP/high-limit areas;

•	An 18 story hotel tower containing 332 luxury rooms (including eight garden suites, seven two story townhouse villas, and 12 penthouse-level suites), indoor pools and fitness center;

•	A VIP floor containing 6 private gaming salons;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 1,300 people and a mezzanine level that includes a poker room and approximately 7,000 square feet of meeting room space;

•	A 7,500 square foot spa; and

•	Seven restaurants and four bars.
Gaming Facility License

The Gaming Facility License will have an initial duration of ten years from March 1, 2016. It shall be renewable thereafter for a period of at least an additional ten years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC including the payment of a license fee of $51 million; deposit of a bond representing 10% of the Minimum Capital Investment (as defined below)(the "Minimum Capital Investment Deposit"); causing the investment of no less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar; commencement of gaming operations on or before March 1, 2018; compliance with state minority and woman business enterprise requirements; and the creation of a minimum of 1,425 full time jobs and 96 part time jobs.

On March 1, 2016, the Minimum Capital Investment Deposit in the aggregate of $85.4 million was made. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the infrastructure and the Waterpark. In addition, on March 30, 2016, we paid the licensing fee of $51 million.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. If full build-out occurs, the Entertainment Village will be approximately 150,000 - 200,000 square feet, depending on market demand. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The Company has begun site preparation for the redesign of the Golf Course.
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

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities). EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the infrastructure. EPR plans to finance the costs of the Infrastructure through tax exempt bonds issued by a local development corporation.

Empire Project Parcel Leases and Purchase Option Agreement

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) which contemplated, among other things, the lease by the Project Parties of parcels containing the Golf Course (the "Golf Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel (defined below) and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Project Parcel. The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease and the Purchase Option Agreement (each as defined and described below). In addition, option payments made by the Company pursuant to a prior option agreement, which aggregate to a total of $8.5 million, shall be applied against rent amounts due to EPT as rent under the Casino Lease as more fully described below.    Purchase Option Agreement

On December 28, 2015, Montreign and EPR entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which EPR granted to Montreign the option (the “Purchase Option”) to purchase all, but not fewer than all, of the Empire Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25 million for certain previous payments made by the Project Parties. The

Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

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

By statute, from April 1, 2008 until March 31, 2017, 41% of gross VGM revenue is distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming shall only be permitted for no more than twenty consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m. In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2016, the law provides for a subsidized free play allowance of 15%. On July 22, 2014, the Governor signed legislation to amend the New York tax law, in relation to the non-subsidized free play allowance. The law increased the non-subsidized free play allowance from 10% to 15% effective July 22, 2014.
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
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such Gaming Facilities. There will be a seven (7) year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further Gaming Facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, licensees shall have the right to recover a pro-rata portion of the license fee paid.
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

County of Sullivan Industrial Development Agency

Montreign has received from the County of Sullivan Industrial Development Agency ("IDA") approval for benefits including an exemption from New York State ("State") and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of, the Casino Project, an exemption from all mortgage recording taxes imposed in the State and a partial (or full) real property tax abatement over sixteen (16) years. Montreign has begun to receive the benefit of exemption from the local sales and use taxes and the real property tax abatement.

Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although its popularity declined with the growth of destinations such as Atlantic City and Las Vegas. We are located approximately ninety (90) miles northwest of New York City. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit. There are approximately 1.1  million adults who live within 50 miles of Monticello Casino & Raceway as reported by Alteryx and casinocity.com. Pursuant to information from the US Census Bureau, in Sullivan County, the median household income from 2009 to 2013 was approximately $48,000.

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

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two (2) casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at fourteen (14) locations throughout the state. As of April 28, 2016, there were twelve (12) casinos in operation within Pennsylvania, with six (6) located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, which has approximately 2,332 slot machines and 91 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately seventy (70) miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,868 slot machines and 81 table games, including 8 poker tables, a hotel, spa and a golf course. Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately sixty (60) miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") selected Stadium Casino, LLC to be awarded the thirteenth (13th) license for a casino to be located in Philadelphia, PA.

Pennsylvania legislators have introduced bills related to Internet gaming and the conduct of lottery on the Internet. Such bills have been referred to committees. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations, including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack. A referendum will be placed on the ballot in November 2016 to enable voters to vote whether or not to amend the New Jersey State Constitution to permit two casinos in separate counties in New Jersey, at least 72 miles from Atlantic City. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the Legislature to authorize by law wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, there is ongoing litigation regarding whether under federal law New Jersey racetracks and casinos can accept such sports wagers. We are uncertain if legalized sports wagering in New Jersey, if permitted, would have an impact on our current or future operations.
New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack customers to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock. New Jersey gaming regulations also authorized skill-based gaming options such as Candy Crush and Words with Friends type games appeal to a new generation of players.

Other Gaming

Currently electronic gaming machines are operated in thirty-nine (39) states and there are fifteen (15) states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our current and future operations could be adversely affected by such competition.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these estimates during the three months ended March 31, 2016.
Results of Operations - Three Months ended March 31, 2016 Compared to Three Months ended March 31, 2015
The results of operations for the three months ended March 31, 2016 and 2015 (unaudited) are summarized below (dollars in the table in thousands):

	3/31/2016	3/31/2015	Variance $	Variance %
Revenues:
Gaming	$14,522	$12,205	$2,317	19%
Food, beverage, racing and other	2,751	2,558	193	8%
Gross revenues	17,273	14,763	2,510	17%
Less: Promotional allowances	(1,068)	(238)	(830)	(349)%
Net revenues	16,205	14,525	1,680	12%
Costs and expenses:
Gaming	10,801	9,570	(1,231)	(13)%
Food, beverage, racing and other	2,597	2,566	(31)	(1)%
Selling, general and administrative	3,597	2,841	(756)	(27)%
Development expenses	3,067	2,423	(644)	(27)%
Stock-based compensation	571	151	(420)	(278)%
Depreciation	336	333	(3)	(1)%
Total costs and expenses	20,969	17,884	(3,085)	(17)%
Loss from operations	(4,764)	(3,359)	(1,405)	(42)%
Amortization of deferred financing costs	(2)	(9)	7	78%
Interest expense	(411)	(679)	268	(39)%
Net loss	$(5,177)	$(4,047)	$(1,130)	(28)%
Gaming revenue
Gaming revenue increased by approximately $2.3 million or 19%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 from $12.2 million to $14.5 million. Handle increased approximately $29.0 million or 15.6% for the same period and the average daily win per unit increased from $122.17 to $143.77 for the same period. VGM hold percentage increased to 6.7% for the three months ended March 31, 2016 versus 6.5% for the same period in 2015. In addition, during 2016 we had favorable weather conditions as compared to the the same period in 2015.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue increased by approximately $193,000 or 8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 from $2.6 million to $2.8 million. Racing revenue increased by $135,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in racing revenue is due higher receipt of Off-Track Betting Corporation ("OTB'S) statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received.
Other revenue increased by approximately $35,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to higher valet and ATM revenue.
Food and beverage revenue increased approximately $23,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Promotional allowances

Promotional allowances increased by approximately $830,000 or 349%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 from $238,000 to $1.1 million, primarily due to an increase in subsidized free play of $716,000 due to an adjustment to reduce gaming revenue and reduce free play in promotional allowances based on information received from NYSGC in 2015. In addition, food and beverage complimentaries increased by approximately $33,000 and player club awards of increased approximately $81,000.

Gaming costs

Gaming costs increased by approximately $1.2 million or 13%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 from $9.6 million to $10.8 million. NYSGC and other commissions increased approximately $1.4 million, resulting from higher cash gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits decreased by approximately $30,000 as compared to the same period in the prior year due to reduced labor and payroll related expenses. Other gaming expenses decreased by approximately $125,000 due to lower utilities and software repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $31,000 or 1% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to higher purse expenses of $85,000. These increases were offset by decreased food and beverage payroll and related benefits of $53,000.

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $756,000 or 27%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 from $2.8 million to $3.6 million. Legal and consulting costs increased $393,000 in 2016 largely due to higher accounting fees and consulting fees associated with a capital project that was abandoned. Payroll and related benefits costs increased approximately $191,000 largely due to increased staff and bonuses. Other expenses increased $111,000 due to higher sales tax, real estates taxes, outside director compensation and insurance costs. Marketing expenses increased $61,000 for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.
Development expenses
Pre-opening development costs increased approximately $644,000 or 27% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 from $2.4 million to $3.1 million. During 2015 we incurred $738,000 in architectural, engineering fees and construction manager costs which are now being capitalized. Non-refundable payments pertaining to the Option Agreement with EPR were $1.1 million for the three months ending March 31, 2015. During the three months ending March 2016 we incurred $2.6 million in lease payments. Legal, consultants and professional fees decreased approximately $337,000 during the three months ended March 31, 2016 compared to the same period in 2015.

Interest expense
Interest expense decreased approximately $268,000 or 39%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 from $679,000 to $411,000. The decrease is due to the redemption of the Series E preferred stock on March 7, 2016 and the conversion of the Kien Huat Note on March 17, 2016.
The amount of interest expense relating to the Series E preferred stock recorded was approximately $231,000 and $310,000 for the three months ended March 31, 2016 and 2015, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of a settlement agreement.
Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects (as defined below), for at least the next twelve months. To finance a portion of the Development Project expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $286.0 million. To complete the Development Projects, the Company will need to raise additional funds in support of the development of the Casino Project, the Entertainment Village and the Golf Course (collectively the “Development Projects”). Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the Credit Suisse Commitment (defined below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of March 31, 2016, we had total current assets of approximately $21.0 million and total current liabilities of approximately $36.1 million, which liabilities includes approximately $25.9 million in accrued Development Projects costs. As of March 31, 2016, our total assets included approximately $170.7 million of remaining net proceeds from the January 2015 and January 2016 Rights Offering (each as defined and discussed below) which will be used to pay the accrued Development Projects costs of approximately $25.9 million included in our current liabilities. The net proceeds from the January 2015 Rights Offering and the January 2016 Rights Offering, which will be used for Development Projects expenses, are presented on the balance sheet as a non-current asset as required by GAAP because they will be used for the construction of a long-term asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $4.8 million for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2016 was primarily related to the pre-opening development expenses in the amount of $3.1 million and consisted of $2.6 million in land lease expense, $201,000 in legal, consultants and other professional services, $106,000 in insurance expense, $97,000 in property tax expenses and $85,000 in other expenses. $41.2 million of the costs incurred for the Development Projects were eligible to be capitalized for the three months ended March 31, 2016.

For the three months ended March 31, 2016, total Development Projects costs incurred were approximately $44.3 million. Of this amount, $3.1 million was expensed and consisted of $2.6 million in land lease expense, $201,000 in legal, consultants and other professional services, $106,000 of insurance expense, $97,000 in property tax expenses and $85,000 in other expenses. The $44.3 million includes $41.2 million of capitalized Development Projects costs during the three months ended March 31, 2016.

For the three months ended March 31, 2015, total Development Projects costs incurred were approximately $2.4 million and consisted of $566,000 million in legal, consultants and other professional services, $1.1 million of non-refundable payments pertaining to the Option Agreement with EPR, and $732,000 million in architectural and engineering fees.

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

On January 4, 2016, the Company commenced a rights offering for aggregate gross proceeds of $290 million. In partial satisfaction of Kien Huat's obligations pursuant to the Second Amendment to the Commitment Letter, in connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed (i) to exercise its basic subscription rights to acquire approximately $30 million of our common stock within ten (10) days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $1,450,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within ten (10) days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015 and the Company received net proceeds of approximately $49.5 million, which were used for the expenses relating to the pursuit of the Gaming Facility License and are being used for development purposes relating to the Casino Project.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of May 2, 2016, we had up to approximately $83.7 million available for future issuances under the S-3. However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the S-3 to an amount no greater than one third our public float. This amount of availability is sufficient to complete the Follow-On Rights Offering. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010 and amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. Pursuant to the terms of the Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of our common stock which conversion, along with the payment in cash of interest due, satisfied the Kien Huat Note in full (the "Conversion").

Net cash used in operating activities was approximately $12.1 million and $4.6 million during the three months ended March 31, 2016 and 2015, respectively. We continue to have cash flows used in operating activities due to the costs we are incurring related to the Development Projects. We incurred $3.1 million and $2.4 million of pre-opening development costs during the three months ended March 31, 2016 and 2015, respectively. The three months ending March 31, 2016 operating activity was significantly affected by accrued pre-opening casino project development expenses as of December 31, 2015 incurred prior to receiving the Gaming License Award. Our operating cash flows for the three months ended March 31, 2015 were negatively impacted by (i)

severe weather during the first quarter that caused a reduction in revenues; (ii) and economic and competitive landscape in the region.

Net cash used in investing activities was approximately $236.5 million and $46.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase of approximately $189.7 million between 2016 and 2015 is the result of $15.3 million of capitalized Development Projects costs, $15.0 million in cash collateral for the deposit bond, $51.0 million license fee payment for the Casino Project and $108.5 million change in cash restricted for the Development Projects. Our total assets include approximately $170.7 million of remaining net proceeds available from the January 2016 and 2015 Rights Offering, (as defined and discussed above) which are presented on the balance sheet as a non-current asset. The proceeds of the January 2016 and 2015 Rights Offering may be used solely to pay for the expenses relating to the Development Projects. For the three months ending March 31, 2015, we spent approximately $2.8 million in cash from the January 2015 Rights Offering for the pursuit of a Gaming Facility License for the Casino Project and for development purposes.

Net cash provided by financing activities was approximately $255.1 million and $49.6 million for the three months ended March 31 2016 and 2015, respectively. Approximately $286.0 million was received from the 2016 Rights Offering, which is net of approximately $4.0 million of expenses. Approximately $49.5 million was received from the 2015 Rights Offering, which is net of approximately $472,000 of expenses.

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

Item 4.	Controls and Procedures.

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
We carried out an evaluation as of March 31, 2016 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
Monticello Raceway Management, Inc. v. Concord Associates L.P.
On January 25, 2011, our subsidiary, MRMI, filed a complaint in the Sullivan County Court against Concord, an affiliate of Louis R. Cappelli who was a significant stockholder. The lawsuit seeks amounts that we believe are owed to us under an agreement between Concord, MRMI and the MHHA (the “2008 MHHA Agreement”). Pursuant to the 2008 MHHA Agreement, until the earlier to occur of the commencement of operations at the gaming facilities to be developed by Concord at the site of the former Concord hotel and former Concord resort or July 31, 2011, we were to continue to pay to the MHHA 8.75% of the net win from VGM activities at Monticello Casino and Raceway, and Concord was to pay the difference, if any, between $5 million per year and 8.75% of the net win from VGM activities (“VGM Shortfall”) during such period. As of December 31, 2010, we believe Concord owed us approximately $300,000 for the VGM Shortfall. Concord has contested its responsibility to make such VGM Shortfall payments to us. In its Decision and Order, dated January 15, 2014, the Sullivan County Supreme Court awarded damages to MRMI in the approximate amount of $308,000 plus interest and costs. On February 4, 2014, Concord filed a Notice of Appeal with the Appellate Division of the New York Supreme Court, Third Department ("Third Department"). The oral argument on the appeal was heard by the Third Department on April 28, 2015 and the Third Department determined that the damages to MRMI should be reduced to $122,562. On July 8, 2015, we filed a Notice of Motion for Re-Argument and Leave to Appeal (the "Motion") regarding the decision of the Third Department. The Motion was denied by the Third Department on September 2, 2015. On October 9, 2015, we filed a Motion for Leave to Appeal with the Court of Appeals. In an opinion dated November 24, 2015, the Court of Appeals denied our Motion for Leave to Appeal. The Appellate Division had remanded the case to the trial court for a recomputation of the amount of the judgment. In an Order and Amended Judgment dated December 22, 2015, MRMI was awarded a judgment in the amount of $183,096.91. MRMI received payment of its judgment on April 15, 2016 in the amount of approximately $188,000.
Concord Associates, L.P. v. Entertainment Properties Trust

On September 18, 2013, the United States District Court for the Southern District of New York (“SDNY”) granted Motions to Dismiss filed by the Company and all other defendants. This lawsuit was filed in March 2012, by Concord and various affiliates in the SDNY and asserted in an amended complaint various federal antitrust claims against the Company, EPR, EPT, Genting NY LLC and Kien Huat. The lawsuit arises out of the Company's exclusivity agreement and option agreement with EPT to develop the site of the EPT Property located in Sullivan County, New York. Concord brought federal antitrust claims alleging conspiracy in restraint of trade, conspiracy to monopolize and monopolization. Concord also brought state law claims for tortious interference with contract and business relations. Concord sought damages in an amount to be determined at trial but not less than subject to automatic trebling under federal antitrust laws), unspecified punitive damages and permanent injunctive relief. In its decision, the SDNY dismissed Concord’s federal antitrust claims with prejudice and dismissed Concord's state law claims without prejudice. On March 18, 2016, the United States Court of Appeals for the Second Circuit affirmed SDNY's dismissal of Concord's complaint.
Other Proceedings
We are a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ending December 31, 2015, which should be read in conjunction with this report, except as described below.

These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Risks Relating to our Business

In combination with existing and proposed casinos in New York, New Jersey and other nearby states, Montreign Resort Casino will face intense competition that may adversely impact our ability to meet our development goals.

A referendum will be placed on the ballot in November 2016 to enable voters in New Jersey to vote whether or not to amend the New Jersey State Constitution to permit two casinos in northern New Jersey. Further, a number of commercial casino companies and Native American tribes are seeking to develop casinos in New York and Connecticut in areas that are 90 miles from New York City such as Bridgeport, Connecticut and Southampton, New York. We are unable to predict when or if laws would be amended to permit such tribes and commercial casino companies to develop additional casinos in New York, New Jersey and nearby states. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project. Based on proximity, a gaming facility in any of the nearby states, which would include a casino, hotel, restaurants and retail shops, could likely significantly increase the competition we face and have a material adverse effect on our business operations and future performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
 None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

4.1	Letter Agreement, dated February 17, 2016, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

(1)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2016

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 4, 2016	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: May 4, 2016	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer