Form 10-Q
period 2016-06-30
EMPIRE RESORTS INC
filed 2016-08-02
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2016

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

As of July 28, 2016, there were 31,129,018 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data) (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,775	$6,412
Restricted cash	1,025	1,341
Accounts receivable, net	758	1,156
Prepaid expenses and other current assets	4,560	4,841
Total current assets	18,118	13,750
Property and equipment, net	25,358	25,789
Capitalized Development Projects costs	104,907	10,405
Cash for Development Projects	127,032	15,472
Intangible assets	51,000	—
Cash collateral for deposit bond	15,000	2
Total assets	$341,415	$65,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,546	$1,244
Accrued expenses and other current liabilities	45,584	19,227
Total current liabilities	48,130	20,471
Long-term loan, related party	—	17,426
Series E preferred stock payable - 0 and 1,551 shares as of June 30, 2016 and December 31, 2015, respectively	—	28,980
Other long-term liabilities	2,851	—
Total liabilities	50,981	66,877
Stockholders’ equity / (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, 0 shares issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,129 and 9,561 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	311	96
Additional paid-in capital	532,642	228,512
Accumulated deficit	(242,519)	(230,067)
Total stockholders’ equity / (deficit)	290,434	(1,459)
Total liabilities and stockholders’ equity	$341,415	$65,418
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Gaming	$15,362	$16,141	$29,884	$28,346
Food, beverage, racing and other	2,698	2,931	5,449	5,489
Gross revenues	18,060	19,072	35,333	33,835
Less: Promotional allowances	(655)	(1,220)	(1,722)	(1,458)
Net revenues	17,405	17,852	33,611	32,377
Costs and expenses:
Gaming	11,292	11,705	22,094	21,275
Food, beverage, racing and other	2,504	2,634	5,102	5,200
Selling, general and administrative	6,502	3,046	10,099	5,887
Development expenses	3,157	7,007	6,223	9,430
Stock-based compensation	662	119	1,232	270
Depreciation	335	341	671	674
Total costs and expenses	24,452	24,852	45,421	42,736
Loss from operations	(7,047)	(7,000)	(11,810)	(10,359)
Amortization of deferred financing costs	—	(6)	(2)	(15)
Interest income / (expense), net	2	(644)	(409)	(1,323)
Net loss	(7,045)	(7,650)	(12,221)	(11,697)
Dividends on preferred stock	(42)	(47)	(84)	(94)
Net loss applicable to common stockholders	$(7,087)	$(7,697)	$(12,305)	$(11,791)
Weighted average common stock, shares outstanding, basic	31,031	10,840	25,499	10,637
Weighted average common stock, shares outstanding, diluted	31,031	10,840	25,499	10,637
Common stock, loss per share, basic	$(0.23)	$(0.71)	$(0.48)	$(1.10)
Common stock, loss per share, diluted	$(0.23)	$(0.71)	$(0.48)	$(1.10)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,221)	$(11,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	671	674
Non-cash interest expense	231	619
Stock-based compensation	1,232	270
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	303	127
Accounts receivable	398	(17)
Prepaid expenses and other current assets	280	172
Other assets	2	(10)
Accounts payable	1,288	232
Accrued expenses and other current liabilities	(7,507)	328
Net cash used in operating activities	(15,323)	(9,302)
Cash flows from investing activities:
Purchase of property and equipment	(241)	(318)
Capitalized Development Projects costs	(56,619)	—
Cash collateral for deposit bond	(15,000)	—
License fee payment for the Casino Project	(51,000)	—
Cash restricted for Development Projects	(111,560)	(42,484)
Restricted cash—Racing capital improvement	13	(13)
Net cash used in investing activities	(234,407)	(42,815)
Cash flows from financing activities:
Proceeds from rights offering, net of expenses	286,003	49,528
Series B preferred stock dividend payment	(199)	—
Series E preferred stock and dividend redemption	(30,711)	—
Proceeds from exercise of stock options and warrants	—	2,560
Net cash provided by financing activities	255,093	52,088
Net increase / (decrease) in cash and cash equivalents	5,363	(29)
Cash and cash equivalents, beginning of period	6,412	6,435
Cash and cash equivalents, end of period	$11,775	$6,406
Supplemental disclosures of cash flow information:
Interest paid	$231	$706
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$—	$159
Development Projects costs included in accrued expenses	$37,884	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Organization and Nature of Business

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 are unaudited and include the accounts of Empire Resorts, Inc. (“Empire”) and subsidiaries (together with its subsidiaries, the “Company”). All share and per share information in this quarterly report on Form 10-Q gives retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.

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

Recent Events

Effective June 1, 2016, the Board of Directors of Empire (the “Board”) appointed Emanuel R. Pearlman as Executive Chairman of the Board (“Executive Chairman”). Mr. Pearlman has served as a director of the Company since May 2010 and Chairman of the Board since September 2010. As a result of Mr. Pearlman’s employment by the Company, he has stepped down from his positions on the Audit Committee, the Compensation Committee, the Corporate Governance and Nominations Committee and the Regulatory Compliance Committee. He will continue to serve on the Strategic Development Committee. Mr. Pearlman will be paid an annual salary of $650,000 in his role as Executive Chairman. Empire will pay, on behalf of Mr. Pearlman, certain administrative expenses incurred in his role as Executive Chairman in an amount not to exceed $2,500 per month.

On July 19, 2016, James Simon resigned from the Board due to personal health reasons. Mr. Simon served as a
Board member since August 2007 and also served on the Company’s Audit Committee, Compensation Committee and Regulatory Compliance Committee.

On August 2, 2016, Empire entered into an Amended and Restated Employment Agreement with Joseph A. D'Amato, Chief Executive Officer of the Company (the "Restated D'Amato Employment Agreement"), which agreement is effective as of July 1, 2016. The Restated D'Amato Employment Agreement supersedes that certain Employment Agreement, by and between Empire and Mr. D'Amato, which was last amended on June 30, 2015 (the "Current D'Amato Employment Agreement"). Pursuant to the Restated D'Amato Employment Agreement, the term of Mr. D'Amato's service as Chief Executive Officer is extended from December 31, 2018 through June 28, 2019. In addition, Mr. D'Amato's base salary increased from $375,000 to $425,000 per annum. Further, the geographic radius for the non-competition agreement between Mr. D'Amato and Empire was extended from 60 miles to 100 miles from any location at which any Empire Company (as such term is defined in the Restated D'Amato Employment Agreement) conducts its business. Except for the amendments described herein, the terms of the Current D'Amato Employment Agreement remain materially unchanged.

In connection with the execution of the Restated D'Amato Employment Agreement, Mr. D'Amato was granted 12,500 shares of common stock of Empire subject to Empire's 2015 Equity Incentive Plan (the "Plan"). One-half of the shares will vest on August 2, 2016 and the remaining shares will vest on August 2, 2018. In the event of a Change in Control (as defined in the Plan), all shares will vest immediately.

Nature of Business

Monticello Casino & Raceway

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), the Company currently owns and operates Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
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
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties. Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the “Waterpark”), a Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village”) and, together with the Casino Project and the Golf Course, the “Development Projects” and the Development Projects together with the Waterpark, the “Initial Projects”).
Montreign Resort Casino
Montreign Resort Casino is designed to meet five-star and five-diamond standards and is expected to include the following:

•	a 90,000-square foot casino floor featuring 2,150 slot machines and 102 table games;

•	designated VIP/high-limit areas;

•	an 18-story hotel tower containing 332 luxury rooms (including eight garden suites, seven two-story townhouse villas, and 12 penthouse-level suites), indoor pools and fitness center;

•	a VIP floor containing six private gaming salons;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 1,300 people and a mezzanine level that includes a poker room and approximately 7,000 square feet of meeting room space;

•	a 7,500-square foot spa; and

•	eight restaurants and four bars.
Gaming Facility License

The Gaming Facility License will have an initial duration of 10 years from March 1, 2016. It is renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC, including the following: the payment of a license fee of $51 million; deposit of a bond representing 10% of the Minimum Capital Investment (as defined below)(the "Minimum Capital Investment Deposit"); causing the investment of not less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar; commencement of gaming operations on or before March 1, 2018; compliance with state minority- and woman-owned business enterprise requirements; and the creation of a minimum of 1,425 full-time jobs and 96 part-time jobs. The Minimum Capital Investment Deposit was made on March 1, 2016 and the license fee was paid on March 30, 2016.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built out in phases with the initial phase consisting of approximately 50,000 square feet. If full build-out occurs, the Entertainment Village will be approximately 150,000 - 200,000 square feet, depending on market demand. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The Company, through its wholly-owned subsidiary, Empire Resorts Real Estate I, LLC (“ERREI”), has obtained final site plan approval from the Town of Thompson Planning Board for, and has begun site preparation of, the redesign of the Golf Course.
Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), Montreign, ERREI and Empire Resorts Real Estate II, LLC ("ERREII" and together with Montreign and ERREI, the “Project Parties”), each a wholly-owned subsidiary of the Company, on the one hand, and EPT, EPR LP and Adelaar Developer, LLC (“Adelaar Developer,” together with EPT and EPR LP collectively, “EPR”), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of the Initial Projects.

In accordance with the terms of the MDA, the Project Parties shall each be responsible for the development and construction of their portion of the Development Projects. The Project Parties have agreed to invest a minimum of $611 million in the development and construction of the Casino Project, $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. On December 28, 2015, Empire entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of the Project Parties described in this paragraph.

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) for Adelaar. EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the infrastructure for Adelaar. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless Montreign fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

Empire Project Parcel Leases and Purchase Option Agreement

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) which contemplated, among other things, the lease by the Project Parties of parcels containing the Golf Course (the "Golf Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel (defined below) and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Parcel. The Term Sheet also contemplated a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. On December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease and the Purchase Option Agreement (each as defined and described below). In addition, option payments made by the Company pursuant to the Original Option Agreement (defined below), which total $8.5 million, are being applied against rent amounts due to EPT as rent under the Casino Lease, as more fully described below.

Casino Lease

On December 28, 2015, Montreign entered into a lease (the “Casino Lease”) with EPT for the lease of the Casino Parcel. The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) upon Montreign giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The following table represents the annual fixed rent payments under the Casino Lease:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$1,000
2017 (1) (2)	10,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 to 2056 (3)	362,624

(1)
Until February 29, 2016, the Company continued to make payments of $500,000 per month it would have made under that certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the “Original Option Agreement”). The Original Option Agreement, which granted to the Company the right to lease the parcel on which Montreign Resort Casino (the “Casino Parcel”) would be built, was superseded by the leases for the Casino Parcel, the Entertainment Village Parcel and the Golf Course Parcel. From March 1, 2016 until February 28, 2017, option payments made by the Company under the Original Option Agreement, which totaled $8.5 million, shall be applied against annual fixed rent due by the Company under the Casino Lease.

(2)	From March 1, 2017 through August 31, 2018, annual fixed rent shall equal $1 million per month.

(3)
From September 1, 2018 through the remainder of the term of the Casino Lease, annual fixed rent shall equal $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

In addition to the annual fixed rent, beginning September 2018 and through the remainder of the term of the Casino Lease (the “Percentage Rent Period”), Montreign is obligated to pay an annual percentage rent equal to five percent of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) in excess of the Base Amount for the Percentage Rent Period. Additionally, the lease is a net lease, and Montreign has an obligation to pay the rent payable under the Casino Lease and other costs related to Montreign's use and operation of the Casino Parcel, including the special district tax assessments allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Golf Course Lease

On December 28, 2015, ERREI entered into a sublease (the “Golf Course Lease”) with Adelaar Developer for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due. Annual fixed rent payments under the Golf Course Lease are represented in the table below:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$—
2017 (2)	0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 to 2056 (2) (3)	7,975

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Spring 2018 (the “Golf Course Opening Date”), annual fixed rent payments shall equal $0.

(2)	From the Golf Course Opening Date and continuing for the 10 years thereafter, annual fixed rent shall equal $150,000.

(3)	From December 2028 through the remainder of the term of the Golf Course Lease, annual fixed rent shall equal $250,000.

The Golf Course Lease is a net lease and ERREI is obligated to pay the rent payable under the Golf Course Lease and other costs related to ERREI's use and operation of the Golf Course Parcel, including the special district tax assessments allocated to the Golf Course Parcel, not to exceed the capped dollar amount applicable to the Golf Course Parcel. This obligation shall not be assessed against ERREI prior to 60 months following the Golf Course Lease Commencement Date.

Entertainment Village Lease

On December 28, 2015, ERREII entered into a sublease (the “Entertainment Village Lease”) with Adelaar Developer, for the lease of the Entertainment Village Parcel. The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Village Lease, there is no percentage rent due. Annual fixed rent payments under the Entertainment Village Lease are represented in the table below:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$—
2017 (2)	0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 to 2056 (2) (3)	7,975

(1)
From the date the Entertainment Village Lease commenced (the “Entertainment Village Lease Commencement Date”) and until the date on which the Entertainment Village opens for business, which is expected to be September 2018 (the “Entertainment Village Opening Date”), annual fixed rent payments shall equal $0.

(2)	From the Entertainment Village Opening Date and continuing for the 10 years thereafter, annual fixed rent shall equal $150,000.

(3)	From December 2028 through the remainder of the term of the Entertainment Village Lease, annual fixed rent shall equal $250,000.

The Entertainment Village Lease is a net lease and ERREII is obligated to pay the rent payable under the Entertainment Village Lease and other costs related to ERREII's use and operation of the Entertainment Village Parcel, including the special district tax assessments allocated to the Entertainment Village Parcel, not to exceed the capped dollar amount applicable to the Entertainment Village Parcel. This obligation shall not be assessed against ERREII prior to 60 months following the Entertainment Village Lease Commencement Date.

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

Casino Gaming

The Upstate New York Gaming and Economic Development Act ("Gaming Act") provides, among other things, the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four Gaming Facility Licenses. The Gaming Act provides that no gaming facilities shall be authorized in Bronx, Kings, New York, Queens or Richmond counties. The state may, however, legislatively authorize additional Gaming Facility Licenses.

In accordance with the Gaming Act, the New York State Gaming Facility Location Board ("Siting Board") was charged with selecting applicants qualified to receive a Gaming Facility License and determining the location of such gaming facilities. The Gaming Act provides a seven-year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further gaming facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, holders of the original four Gaming Facility Licenses shall have the right to recover a pro-rata portion of the license fee paid.
In connection with the Company's application for a Gaming Facility License in response to the Siting Board's Request for Applications (the "RFA"), we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing and investigation of our application. We were notified that the investigation costs were below the amount of the Application Fee paid, therefore the unexpended portion, in the amount of approximately $161,000 shall be returned to us.
On March 1, 2016, the Minimum Capital Investment Deposit was made in the amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the infrastructure for Adelaar and the Waterpark. In addition, on March 30, 2016, we paid the license fee of $51 million, which is reflected on the accompanying consolidated balance sheet as an intangible asset as of June 30, 2016.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at Montreign Resort Casino. Existing payments to the racing industry for purses and breeding will be maintained. However, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act provides that the minimum gambling age for Montreign Resort Casino will be 21, and no smoking will be authorized.

County of Sullivan Industrial Development Agency

Montreign received approval from the County of Sullivan Industrial Development Agency ("IDA") for benefits including an exemption from New York State ("State") and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of the Casino Project, an exemption from all mortgage recording taxes imposed in the State, and a partial (or full) real property tax abatement over 16 years. Montreign has begun to receive the benefit of exemption from the local sales and use taxes and the real property tax abatement.

In addition, on June 20, 2016, ERREI obtained approval from the IDA for benefits including an exemption from State and local sales and use taxes with respect to certain items used in, or for, the acquisition, construction and equipping of the Golf Course, an exemption from all mortgage recording taxes imposed in the State, and a partial (or full) real property tax abatement over 16 years.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects, for at least the next 12 months. To finance a portion of the Development Projects expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $286.0 million. The Company will need to raise additional funds to complete the Development Projects. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including as set forth in the Kien Huat Financing Commitment (as defined below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of June 30, 2016, we had total currents assets of approximately $18.1 million and total current liabilities of approximately $48.1 million, which includes approximately $37.9 million in accrued Development Project costs. As of June 30, 2016, our total assets included approximately $127.0 million of remaining net proceeds from the January 2016 Rights Offering (as defined and discussed below), which will be used to pay the accrued Development Projects costs included in our current liabilities. The net proceeds from the January 2016 Rights Offering, which are being used for Development Projects expenses, are presented on the balance sheet as a non-current asset as required by GAAP because they will be used for the construction of a long-term asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $11.8 million for the six months ended June 30, 2016. The net losses for the six months ended June 30, 2016 were primarily related to the development expenses that could not be capitalized in the amount of $6.2 million and increased professional fees of approximately $3.4 million. The $6.2 million consisted of $5.4 million in land lease and property tax expense and $800,000 in payroll and related, insurance, legal, consultants, professional services and other. Additionally, $94.5 million of the costs incurred for the Development Projects were eligible to be capitalized for the six months ended June 30, 2016.

For the six months ended June 30, 2015, the Casino Project costs incurred were approximately $9.4 million and consisted of $5.6 million in architectural, engineering fees and construction manager costs, $2.3 million of non-refundable payments pertaining to the Original Option Agreement with EPR and $1.5 million legal, consultants and other professional services. None of these costs incurred for the Casino Project were eligible to be capitalized for the six months ended June 30, 2015.

As a condition of the Gaming Facility License, the Company is required to invest, or cause to be invested the Minimum Capital Investment in the development of the Initial Projects. The Company's portion of the Minimum Capital Investment is approximately $651.4 million for the Development Projects. On March 1, 2016, the Minimum Capital Investment Deposit was made in the amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects. In addition, on March 30, 2016, the Company paid the license fee of $51 million, which is reflected on the June 30, 2016 consolidated balance sheet as an intangible asset.

Montreign entered into a security agreement with the entity that posted the bond, pursuant to which Montreign is required to deposit cash as collateral security in the amount of $65 million. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The cash collateral will be deposited into an account in installments of which approximately $15 million has been paid during the first quarter of 2016 and is reflected on the accompanying consolidated balance sheet as Other Assets as of June 30, 2016. Montreign shall be required to deposit additional collateral security installments as follows: July 1, 2017, in the amount of $20 million and January 15, 2018, in the amount of approximately $30 million.

To support the expenses related to the Development Projects, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of Montreign’s application for a Gaming Facility License. In June 2014, for the debt portion of the Company’s financing, Credit Suisse AG (“Credit Suisse”) committed to provide a senior secured credit facility (the "CS Credit Commitment") of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment Credit Suisse provided up to a maximum of $545 million. The CS Credit Facility was subject to various conditions precedent, including evidence of an equity investment in Company of not less than $301 million, all of which equity has been raised by the Company.

To give the Company greater flexibility in assessing alternatives for debt financing for the Development Projects, on June 7, 2016, the Company and Kien Huat entered into a letter agreement (the “Kien Huat Financing Commitment”) concerning the additional financing of the Casino Project. Pursuant to the Kien Huat Financing Commitment, Kien Huat committed to provide the Company with up to $525 million of financing in the event that the Company cannot obtain from third-party financing sources, in the form of debt and/or equity investment, necessary to complete the construction of the Casino Project. The Company agreed to use commercially reasonable efforts to obtain third-party financing to complete the Casino Project. In the event Kien Huat provides any financing to support the construction of the Casino Project pursuant to this Kien Huat Financing Commitment, Kien Huat shall be entitled to receive a funding fee of 1.75% of the amount so funded, or such other amount as may be mutually agreeable to the parties. As the Company believes it has sufficient cash on hand to finance the construction of the Casino Project through December 2016, draw down on any financing provided pursuant to the Kien Huat Financing Commitment would most likely not occur prior to September 2016. Following the execution of the Kien Huat Financing Commitment, the CS Credit Commitment expired on June 24, 2016.

The Company obtained the CS Credit Commitment and the Kien Huat Financing Commitment to demonstrate its ability to finance the costs and expenses of the Development Projects. However, the Company has reserved the flexibility to reassess financing alternatives and either proceed with the debt financing described herein or pursue alternative means of debt financing on terms and conditions more beneficial to the Company.

For the equity investment portion of the Company’s financing for the Development Projects and to redeem the outstanding Series E preferred stock of the Company (the "Series E Preferred Stock") in accordance with an existing settlement agreement, in June 2014, the Company and Kien Huat entered into a letter agreement, pursuant to which Kien Huat committed to support the Company's equity financing needs with respect to the Casino Project and Adelaar (the "Original Equity Commitment Letter"). Pursuant to the Original Equity Commitment Letter, Kien Huat initially agreed to participate in, and backstop, a rights offering in an amount up to $150 million plus the amount needed to redeem the Series E Preferred Stock if the Company commenced a rights offering on the terms described in the Original Commitment Letter in support of the Casino Project. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount raised, of which 0.5% was paid upon execution of the Original Commitment Letter and the remaining 0.5% being due if a rights offering was launched. In addition, the Company agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Original Commitment Letter and the consummation of the transactions contemplated thereby.

The Company and Kien Huat entered into a second amendment to the Original Commitment Letter (the “Second Amendment” and together with the Original Equity Commitment Letter, the “Kien Huat Equity Commitment Letter”) on September 22, 2015. Pursuant to the Second Amendment, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering (which is defined and discussed below). In particular, Kien Huat agreed to participate in, and backstop, two additional rights offerings, the first of which is the January 2016 Rights Offering (which is defined and discussed below), which Kien Huat agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Kien Huat Equity Commitment Letter remain unchanged.

On January 4, 2016, the Company commenced a rights offering for aggregate gross proceeds of $290 million. On December 31, 2015, in connection with the January 2016 Rights Offering, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to exercise its basic subscription rights and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Kien Huat Equity Commitment Letter in the amount of approximately $1.5 million and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Original Equity Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10 days of its grant. In addition, Kien Huat agreed to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Original Equity Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock at $35.50 per share. This includes 10,658 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. The Company received net proceeds of approximately $49.5 million, which were used for the expenses relating to its application for and receipt of the Gaming Facility License and are being used for development purposes relating to the Casino Project.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of August 2, 2016, we had up to approximately $83.7 million available for future issuances under the S-3. However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the S-3 to an amount no greater than one-third our public float. This amount of availability would be sufficient to complete the Follow-On Rights Offering. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010, as amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, the maturity date of the Kien Huat Note (defined in Note E) was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. Pursuant to the terms of the Kien Huat Equity Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of our common stock, which conversion, along with the payment in cash of interest due, satisfied the Kien Huat Note in full (the "Conversion").

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
The retail value amounts included in promotional allowances for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Food and beverage	$383	$394	$744	$736
Non-subsidized free play	124	672	712	544
Players club awards	148	154	266	178
Total retail value of promotional allowances	$655	$1,220	$1,722	$1,458

The estimated cost of providing complimentary food, beverage and other items for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Food and beverage	$492	$486	$1,020	$1,018
Non-subsidized free play	73	396	420	321
Players club awards	148	154	266	178
Total cost of promotional allowances	$713	$1,036	$1,706	$1,517
Principles of consolidation
The condensed consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 as of June 30, 2016 and December 31, 2015.
Project Development Costs
Because the Company’s application for a Gaming Facility License was submitted in a competitive environment and the Company could not be certain it would be awarded a Gaming Facility License, all costs incurred for the Development Projects were expensed until the Company was awarded a Gaming Facility License on December 21, 2015. Once awarded the Gaming Facility License, the Company began capitalizing the expenditures on the Development Projects during the fourth quarter of 2015.
Common stock loss per share
The Company computes basic loss per share by dividing net loss applicable to holders of common stock by the weighted-average of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue shares of common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per share. Therefore, basic and diluted common stock loss per share for the three- and six-month periods ended June 30, 2016 and 2015 are the same.
The following table shows the approximate number of common stock equivalents outstanding at June 30, 2016 and 2015 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three- and six-month periods ended June 30, 2016 and 2015, because their inclusion would have been anti-dilutive.

	Outstanding at June 30,
	2016	2015
Options	40,000	145,000
Warrants	133,000	133,400
Option Matching Rights	22,000	237,000
Restricted stock	201,000	126,400
Shares to be issued upon conversion of long-term loan, related party	—	1,315,000
Total	396,000	1,956,800
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
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of June 30, 2016, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 3.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

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
As a condition of the Gaming Facility License, the Company was granted a gaming license, for which it paid $51 million during the three months ended March 31, 2016. The term of the gaming license is 10 years; however, amortization will not commence until the completion of construction and the opening to the general public of the Montreign Resort Casino. Amortization will be recognized on a straight-line basis beginning at that time and continuing until the license is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
Property and equipment at June 30, 2016 and December 31, 2015 consists of:

	(in thousands)
	6/30/2016	12/31/2015
Land	$770	$770
Land improvements	1,736	1,732
Buildings	4,727	4,727
Building improvements	27,352	27,284
Vehicles	304	280
Furniture, fixtures and equipment	3,987	3,894
Construction in Progress	248	197
	39,124	38,884
Less—Accumulated depreciation	(13,766)	(13,095)
	$25,358	$25,789
Depreciation expense was approximately $335,000 and $341,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $671,000 and $674,000 for the six months ended June 30, 2016 and 2015, respectively.
The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.
Capitalized Development Projects Costs

Once it was awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain expenditures on the Casino Project during the fourth quarter of 2015. All expenditures that could be capitalized were related specifically to the Casino Project in fiscal 2015. Beginning in the first quarter of 2016, the Company also incurred expenditures relating to the Entertainment Village and the Golf Course that could be capitalized. Accordingly, the balance sheet item "capitalized project development costs" was renamed "Capitalized Development Projects costs" to collectively reflect the capitalized expenditures for the Casino Project, Entertainment Village and Golf Course.
At June 30, 2016 and December 31, 2015, total Capitalized Development Projects costs were approximately $104.9 million and $10.4 million, respectively. Total Capitalized Development Projects costs consist of construction costs, site development, contractor insurance, general conditions, construction manager fees, and professional fees such as architectural, legal and accounting fees, and is reflected on the balance sheet as Capitalized Development Projects costs.

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

At June 30, 2016, the $127.0 million Cash for the Development Projects on the consolidated balance sheet represents the remaining portion from the January 2016 Rights Offering to be utilized for the Casino Project, Golf Course, and Entertainment Village.

At December 31, 2015, the $15.5 million Cash for the Development Project on the consolidated balance sheet represents the remaining funds from the January 2015 Rights Offering to be utilized for the Casino Project.

Note D. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet, are comprised of the following at June 30, 2016 and December 31, 2015:

	(in thousands)
	6/30/2016	12/31/2015
Liability for horseracing purses	$1,188	$529
Accrued payroll	1,398	1,719
Series E payable	—	1,500
Accrued redeemable points	186	67
Liability to NYSGC	242	1,012
Liability for local progressive jackpot	773	927
Accrued Development Projects costs	37,884	10,811
Accrued professional fees	2,555	844
Federal tax withholding payable	109	154
Accrued other	1,249	1,664
Total accrued expenses and other current liabilities	$45,584	$19,227
Note E. Long-Term Loan, Related Party
Conversion of Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat in the principal amount of $35.0 million, of which $17.6 million was outstanding as of December 31, 2015. On June 26, 2014, Kien Huat and the Company entered into a commitment letter (the "Commitment Letter") pursuant to which Kien Huat agreed, among other things, to convert in accordance with its terms that certain convertible promissory note in the principal amount of $17.4 million (the “Kien Huat Note”) into shares of the Company’s common stock. On February 17, 2016, pursuant to the terms of the Commitment Letter and the Loan Agreement, the Kien Huat Note was converted into 1,332,058 shares of common stock.
Letter Agreement
As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the conversion of the Kien Huat Note, on February 17, 2016, at the request of the Company, Kien Huat and the Company entered a letter agreement (the “Letter Agreement”) pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three-year anniversary of the closing of the January 2016 Rights Offering and (ii) the one-year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause its affiliates other than the Company or its subsidiaries (collectively with Kien Huat, “Kien Huat Parties”) not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B Preferred Stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the board of directors (the “Board”) of the Company (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).

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
As a result of the Settlement Agreement on June 30, 2013, and pursuant to ASC 480, the Series E Preferred Stock became contractually redeemable subject to the terms and conditions of the Settlement Agreement and has been classified as a liability on the accompanying December 31, 2015 balance sheet. The amount of the liability recorded on the balance sheet is the amount at which it would be settled if the redemption occurred as of the balance sheet date. The difference between the redemption amount and the amount recorded in the balance sheet as of the date of the Settlement Agreement has been reflected as a deemed dividend on that date. Changes in the redemption value of the liability subsequent to the date of the Settlement Agreement are recorded as interest expense. On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability has been recorded pursuant to the payment terms in place at December 31, 2015 which was $1.5 million as a current liability and the remainder as a long-term liability on the accompanying December 31, 2015 balance sheet.

Interest expense associated with the change in the redemption amount of the liability was $0 and $310,000 for the three months ended June 30, 2016 and 2015, respectively, and $231,000 and $619,000 for the six months ended June 30, 2016 and 2015, respectively.
Note G. Stockholders’ Equity
Authorized Capital
On February 16, 2011, Empire filed an amended and restated certificate of incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware. The Amended Charter amended Empire’s prior Amended and Restated Certificate of Incorporation, by: (1) increasing Empire’s authorized capital stock from 100 million shares, consisting of 95 million shares of common stock and five million shares of preferred stock, to a total of 155 million shares, consisting of 150 million shares of common stock and five million shares of preferred stock (the “Authorized Capital Amendment”); and (2) eliminating the classified board provisions and providing for the annual election of all directors (the “Declassification Amendment”). The Authorized Capital Amendment and the Declassification Amendment were each approved by the requisite vote of Empire’s stockholders at a special meeting of stockholders held on February 16, 2011.
Common Stock

January 2016 Rights Offering

On January 4, 2016, the Company commenced a rights offering of transferable subscription rights to holders of record of its common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into the January 2016 Standby Purchase Agreement. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which is referred to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat was paid a commitment fee in the amount of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and Kien Huat was reimbursed for its expenses in an amount not exceeding $50,000. The net proceeds of the January 2016 Rights Offering will be used for (i) the expenses relating to the development of the Casino Project, (ii) to redeem the outstanding shares of the Series E Preferred Stock of the Company in accordance with the terms of an existing settlement agreement and (iii) the expenses related to the development of the Golf Course and the Entertainment Village and to support the working capital needs of the Company.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290.0 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $286.0 million following the deduction of expenses. After giving effect to the January 2016 Rights Offering (including the standby purchase pursuant to the January 2016 Standby Purchase Agreement) and the Note Conversion, Kien Huat owns approximately 88.7% of the outstanding shares of the Company’s common stock.
Series B Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 4.00 votes per share and each share is convertible into 0.054 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of shares of common stock issued as payment is based upon the average closing price for the shares of common stock for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At June 30, 2016 and December 31, 2015, there were 44,258 shares of Series B Preferred Stock outstanding.
The Board authorized the cash payment of the Series B Preferred Stock quarterly dividends for calendar year 2016. Payments in the amount of $32,087 were made on April 1, 2016 and July 1, 2016.
On March 2, 2016, the Board authorized the cash payment of dividends due for the year ended December 31, 2015 on the Series B Preferred Stock in the amount of approximately $167,000. At December 31, 2015, the Company had undeclared cash dividends on the Series B Preferred Stock of approximately $167,000 and payment was made the same day. The cash dividend was calculated as if it were a dividend issued in shares of common stock, which in accordance with the terms of the Series B Preferred stock, means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.
On February 9, 2015, the Board authorized the issuance of 5,102 shares of common stock in payment of dividends due for the year ended December 31, 2014 on the Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.
Note H. Concentration
As of December 31, 2015, the Company had one debtor, Hawthorn OTB, which represented 11.4% of the total net outstanding racing-related accounts receivable.

Note I. Commitments and Contingencies
Legal Proceedings
The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on its consolidated financial position, results of operations or cash flows.
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
During 2015, Moelis was paid approximately $428,000 for professional services and travel and expenses.
At the close of the January 2016 Rights Offering, Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino Project.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle recused himself from participating in the discussion of the Moelis Letter Agreement and the determination of whether to enter into such agreement.

Note K. Loss Per Share

As previously discussed in Note A, the Company completed a rights offering during January 2016. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 20% discount, a bonus element was present. The Company determined the bonus element to be an additional 1.458 million shares of common stock which would be added to the denominator that was used in computing basic and diluted earnings per share during the three- and six-month periods ending June 30, 2015. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of shares of common stock and loss per share for the three- and six-month periods ended June 30, 2015:

	Three Months Ending June 30,	Six Months Ending June 30,
	2015
	(in thousands, except per share)

Weighted average number of common shares, as reported	9,382	9,179
Adjustment	1,458	1,458
Weighted average number of common shares, as adjusted	10,840	10,637

Loss per common share, as reported	$(0.82)	$(1.28)
Adjustment	$(0.11)	$(0.18)
Loss per common share, as adjusted	$(0.71)	$(1.10)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Monticello Casino & Raceway
Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In a letter dated April 13, 2016, the New York State Gaming Commission (the "NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
VGM Operations
Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget expands the statutory definition of Video Lottery Gaming which enables MRMI to operate ETGs of the games of blackjack and three-card poker. MRMI has added ETGs of the games of blackjack and three-card poker to its facility and will add other games as they are approved by the NYSGC.
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

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA") entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the "2014 MHHA Agreement"). The 2014 MHHA Agreement had an initial term of two years. However, because Montreign was awarded a Gaming Facility License, the 2014 MHHA Agreement was extended for an additional seven years beginning on the date that the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive 200,000 shares of Empire common stock and a warrant to purchase 60,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.
Pari-mutuel Wagering
Our racing revenue is derived from pari-mutuel wagering at our track and government-mandated revenue allocations from certain New York State off-track betting locations. In pari-mutuel wagering, patrons bet against each other rather than against the operator of the facility or with pre-set odds. The amounts wagered form a pool of funds from which winnings are paid based on odds determined by the wagering activity. The racetrack acts as a stakeholder for the wagering patrons and deducts from the amounts wagered a “take-out” or gross commission from which the racetrack pays state and county taxes and racing purses. Our pari-mutuel commission rates are fixed as a percentage of the total handle or amounts wagered.
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
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties. Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the "Waterpark"), a Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village” and, together with the Casino Project and the Golf Course, the "Development Projects" and the Development Projects together with the Waterpark, the “Initial Projects”). Although construction has commenced, over the past four years, the Company has expended substantial time and resources on designing Montreign Resort Casino and, in conjunction with EPR, EPR LP and Adelaar Developer, LLC (“Adelaar Developer,” together with EPT and EPR LP collectively, “EPR”), working with local, state and federal agencies and officials to obtain necessary permits and approvals for construction of the Initial Projects.
Montreign Resort Casino
Montreign Resort Casino, is designed to meet five-star and five-diamond standards and is expected to include the following:

•	a 90,000-square foot casino floor featuring 2,150 slot machines and 102 table games;

•	designated VIP/high-limit areas;

•	an 18-story hotel tower containing 332 luxury rooms (including eight garden suites, seven two-story townhouse villas, and 12 penthouse-level suites), indoor pools and fitness center;

•	a VIP floor containing six private gaming salons;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 1,300 people and a mezzanine level that includes a poker room and approximately 7,000 square feet of meeting room space;

•	a 7,500-square foot spa; and

•	eight restaurants and four bars.
Gaming Facility License

The Gaming Facility License will have an initial duration of 10 years from March 1, 2016. It is renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC including the following: the payment of a license fee of $51 million; the deposit of a bond representing 10% of the Minimum Capital Investment (as defined below)(the "Minimum Capital Investment Deposit"); causing the investment of not less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar; commencement of gaming operations on or before March 1, 2018; compliance with state minority- and woman-owned business enterprise requirements; and the creation of a minimum of 1,425 full time jobs and 96 part time jobs.

On March 1, 2016, the Minimum Capital Investment Deposit in the aggregate of $85.4 million was made. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the infrastructure for Adelaar and the Waterpark. In addition, on March 30, 2016, we paid the licensing fee of $51 million.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built-out in phases with the initial phase being approximately 50,000 square feet. If full build-out occurs, the Entertainment Village will be approximately 150,000 - 200,000 square feet, depending on market demand. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The Company, through its wholly-owned subsidiary, Empire Resorts Real Estate I, LLC (“ERREI”), has obtained final Site Plan Approval from the Town of Thompson Planning Board, and has begun site preparation for the redesign of the Golf Course.
Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), Montreign, ERREI and Empire Resorts Real Estate II LLC ("ERREII" and together with Montreign and ERREI, the “Project Parties”), each a wholly-owned subsidiary of the Company, on the one hand, and EPR, on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of Adelaar.

In accordance with the terms of the MDA, the Project Parties shall each be responsible for the development and construction of their portion of the Development Projects. The Project Parties have agreed to invest a minimum of $611 million in the development and construction of the Casino Project, $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village.

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) for Adelaar. EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the infrastructure of Adelaar. EPR plans to finance the costs of the infrastructure through tax-exempt bonds issued by a local development corporation.

Empire Project Parcel Leases and Purchase Option Agreement

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) which contemplated, among other things, the lease by the Project Parties of parcels containing the Golf Course (the "Golf Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel (defined below) and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Parcel. The Term Sheet also contemplates a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into a lease for the Casino Parcel (the "Casino Lease"), the Golf Course Parcel (the "Golf Course Lease"), and the Entertainment Village Parcel (the "Entertainment Village Lease") and the Purchase Option Agreement (defined and described below). In addition, option payments made by the Company pursuant to the Original Option Agreement (defined below), which aggregate to a total of $8.5 million, are being applied against rent amounts due to EPT as rent under the Casino Lease, as more fully described below.

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
Casino Gaming

The Upstate New York Gaming and Economic Development Act ("Gaming Act") provides, among other things, the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorizes the NYSGC to award up to four

Gaming Facility Licenses. The Gaming Act provides that no gaming facilities shall be authorized in Bronx, Kings, New York, Queens or Richmond counties. The state may, however, legislatively authorize additional gaming facility licenses.
In accordance with the Gaming Act, the Siting Board is charged with selecting applicants that are qualified to receive a Gaming Facility License and determining the location of such gaming facilities. The Gaming Act provides that there will be a seven-year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further gaming facilities will be licensed by the NYSGC. If the Legislature authorizes additional Gaming Facility Licenses within this period, the holders of the original four Gaming Facility Licenses shall have the right to recover a pro-rata portion of the license fee paid.
In connection with the Company application for a Gaming Facility License in response to the Siting Board's Request for Applications (the "RFA"), we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing and investigation of our application. We were notified that the investigation costs were below the amount of the Application Fee paid, therefore the unexpended portion, in the amount of approximately $161,000 shall be returned to us.

The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at Montreign Resort Casino. Existing payments to the racing industry for purses and breeding will be maintained. However, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act provides that the minimum gambling age for Montreign Resort Casino will be 21, and no smoking will be authorized.

County of Sullivan Industrial Development Agency

Montreign has received approval from the County of Sullivan Industrial Development Agency ("IDA") for benefits including an exemption from New York State and local sales and use taxes with respect to certain items used in, or for, the acquisition, construction and equipping of, the Casino Project, an exemption from all mortgage recording taxes imposed in the State, and a partial (or full) real property tax abatement over 16 years. Montreign has begun to receive the benefit of exemption from the local sales and use taxes and the real property tax abatement.

In addition, on June 20, 2016, ERREI obtained approval from the IDA for benefits including an exemption from State and local sales and use taxes with respect to certain items used in, or for, the acquisition, construction and equipping of the Golf Course, an exemption from all mortgage recording taxes imposed in the State, and a partial (or full) real property tax abatement over 16 years.

Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although the area's popularity has declined with the growth of other resort destinations. We are located approximately 90 miles northwest of New York City. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit. There are approximately 1.1 million adults who live within 50 miles of Monticello Casino and Raceway as reported by Alteryx and casinocity.com. Pursuant to information from the US Census Bureau, in Sullivan County, the median household income from 2010 to 2014 was approximately $49,000.

Racing Competition

Generally, Monticello Casino and Raceway does not compete directly with other harness horse racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within the State of New York and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer have been significant limitations on our ability to compete for off-track and other legalized wagering revenues.

New York

In New York, we face competition for guests from Orange, Duchess and Ulster Counties for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities.

New York legislators have introduced bills related to Internet gaming and Internet poker and recently passed legislation (which has not yet been signed by the Governor) related to interactive fantasy sports. We are unable to determine whether and which, if any, legislation will be enacted and what effect current or future legislation could have on our current operations.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of July 28, 2016, there were 12 casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, which has approximately 2,332 slot machines and 91 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello. In addition, the Mount Airy Casino Resort has approximately 1,868 slot machines and 81 table games, including nine poker tables, a hotel, spa and a golf course. Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Board ("PGCB") selected Stadium Casino, LLC to be awarded the 13th license for a casino to be located in Philadelphia, PA.

Pennsylvania legislators have introduced bills related to Internet gaming and the conduct of lottery on the Internet. Such bills have been referred to committees. We are unable to determine whether and which, if any, legislation may be enacted and what effect it could have on our current operations.

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations, including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently, no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack. A referendum will be placed on the ballot in November 2016 to enable voters to vote whether or not to amend the New Jersey State Constitution to permit two casinos in separate counties in New Jersey, at least 72 miles from Atlantic City. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the legislature to authorize, by law, wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, there is ongoing litigation regarding whether under federal law New Jersey racetracks and casinos can accept such sports wagers. We are uncertain if legalized sports wagering in New Jersey, if permitted, would have an impact on our current or future operations.
New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack customers to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock. New Jersey gaming regulations also authorized skill-based gaming options such as Candy Crush and Words with Friends-type games appeal to a new generation of players.

Other Gaming

Currently, electronic gaming machines are operated in 39 states, with 15 of the 39 states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering the State of New York. Our current and future operations could be adversely affected by such competition.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these estimates during the three- and six-month periods ended June 30, 2016.

Results of Operations - Three Months ended June 30, 2016 Compared to Three Months ended June 30, 2015
The results of operations for the three months ended June 30, 2016 and 2015 (unaudited) are summarized below (dollars in the table in thousands):

	6/30/2016	6/30/2015	Variance $	Variance %
Revenues:
Gaming	$15,362	$16,141	$(779)	(5)%
Food, beverage, racing and other	2,698	2,931	(233)	(8)%
Gross revenues	18,060	19,072	(1,012)	(5)%
Less: Promotional allowances	(655)	(1,220)	565	46%
Net revenues	17,405	17,852	(447)	(3)%
Costs and expenses:
Gaming	11,292	11,705	413	4%
Food, beverage, racing and other	2,504	2,634	130	5%
Selling, general and administrative	6,502	3,046	(3,456)	(113)%
Development expenses	3,157	7,007	3,850	55%
Stock-based compensation	662	119	(543)	(456)%
Depreciation	335	341	6	2%
Total costs and expenses	24,452	24,852	400	2%
Loss from operations	(7,047)	(7,000)	(47)	(1)%
Amortization of deferred financing costs	—	(6)	6	100%
Interest income / (expense), net	2	(644)	646	100%
Net loss	$(7,045)	$(7,650)	$605	8%
Gaming revenue
Gaming revenue decreased by approximately 779,000 or 5%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 from $16.1 million to $15.4 million. VGM hold percentage decreased to 6.4% for the three months ended June 30, 2016 versus 6.9% for the same period in 2015, which caused the significant decrease in gaming revenue. The VGM hold percentage decrease was slightly offset by a 1.7% increased handle. Additionally, the average daily win per unit decreased from $159.80 to $152.08 for the same period.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $233,000 or 8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 from $2.9 million to $2.7 million. Racing revenue decreased by $165,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of Off-Track Betting Corporation ("OTB'S") statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population.
Food and beverage revenue decreased approximately $99,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to reduced sales in the food court and buffet.
Other revenue increased by approximately $31,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to higher valet and ATM revenue.
Promotional allowances
Promotional allowances decreased by approximately $565,000 or 46%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 from $1.2 million to $655,000. Subsidized free play decreased $548,000 based on information received from NYSGC during the quarter ended June 30, 2016 that reduce gaming revenue and promotional allowances. In addition, player club awards decreased approximately $17,000.

Gaming costs

Gaming costs decreased by approximately $413,000 or 4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 from $11.7 million to $11.3 million. NYSGC and other commissions decreased approximately $462,000, resulting from lower cash gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits increased by approximately $108,000 as compared to the same period in the prior year due to higher compensation. Other gaming expenses decreased by approximately $59,000 due to lower expenditures for utilities and software repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $130,000 or 5% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 from $2.6 million to $2.5 million, due to lower purse and related racing expenses of $54,000. Additionally, food and beverage cost of goods of goods and payroll and related benefits decreased due to lowers sales and staffing by $76,000.

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $3.5 million or 113%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 from $3.0 million to $6.5 million. Professional costs increased $3.4 million. Payroll and related benefit costs were higher by approximately $92,000 largely due to increased compensation. Marketing expenses increased $72,000 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Development expenses
Development costs decreased approximately $3.8 million or 55% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 from $7.0 million to $3.2 million. As a result of being awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain expenditures on the Casino Project during the fourth quarter of 2015. All expenditures that could be capitalized related specifically to the Casino Project in fiscal 2015. Beginning in the first quarter of 2016, the Company also incurred expenditures relating to the Entertainment Village and the Golf Course that could be capitalized. Accordingly, the balance sheet item "capitalized project development costs" was renamed "Capitalized Development Projects costs" to collectively reflect the capitalized expenditures for the Casino Project, Entertainment Village and Golf Course.
During 2015, we incurred $738,000 in architectural, engineering fees and construction manager costs which are now being capitalized. Non-refundable payments pertaining to the Original Option Agreement with EPR were $1.1 million for the three months ending June 30, 2015. During the three months ending June 30, 2016 we incurred $2.7 million in non-cash lease payments and real estate tax expense and approximately $500,000 in payroll and related, insurance and other expenses.

Interest expense
Interest expense decreased approximately $646,000 or 100%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease is due to the redemption of the Series E Preferred Stock on March 7, 2016 and the conversion of the Kien Huat Note on March 17, 2016.
The amount of interest expense relating to the Series E Preferred Stock recorded was approximately $0 and $310,000 for the three months ended June 30, 2016 and 2015, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of a settlement agreement.

Results of Operations - Six months ended June 30, 2016 Compared to 2015
The results of operations for the six months ended June 30, 2016 and 2015 (unaudited) are summarized below (dollars in thousands):

	6/30/2016	6/30/2015	Variance	Percentage Variance
Revenues:
Gaming	$29,884	$28,346	$1,538	5%
Food, beverage, racing and other	5,449	5,489	(40)	(1)%
Gross revenues	35,333	33,835	1,498	4%
Less: Promotional allowances	(1,722)	(1,458)	(264)	(18)%
Net revenues	33,611	32,377	1,234	4%
Costs and expenses:
Gaming	22,094	21,275	(819)	(4)%
Food, beverage, racing and other	5,102	5,200	98	2%
Selling, general and administrative	10,099	5,887	(4,212)	(72)%
Development expenses	6,223	9,430	3,207	34%
Stock-based compensation	1,232	270	(962)	(356)%
Depreciation	671	674	3	—%
Total costs and expenses	45,421	42,736	(2,685)	(6)%
Loss from operations	(11,810)	(10,359)	(1,451)	(14)%
Amortization of deferred financing costs	(2)	(15)	13	87%
Interest expense	(409)	(1,323)	914	69%
Net loss	$(12,221)	$(11,697)	$(524)	(4)%
Gaming revenue
Gaming revenue increased by approximately $1.5 million or 5%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, from $28.4 million to $29.9 million. Handle increased approximately $33.2 million or 7.9% for the same period and the average daily win per unit increased from $141.09 to $147.93 for the same period. VGM hold percentage decreased to 6.6% for the six months ended June 30, 2016 versus 6.7% for the same period in 2015. In addition, during the first quarter of 2016 we had favorable weather conditions as compared to the same period in 2015.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $40,000 or 1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Racing revenue decreased by $30,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of Off-Track Betting Corporation ("OTB'S) statutory payments this quarter versus the same quarter last year. Due to the uncertainty of collection these payments are accounted for as received. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population.
Food and beverage revenue decreased approximately $77,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to reduced sales in the food court and buffet.
Other revenue increased by approximately $67,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to higher valet and ATM revenue.
Promotional allowances

Promotional allowances increased by $264,000 or 18%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due to $168,000 more non-subsidized free play. In addition, food and beverage complimentaries increased by $32,000 and player club awards increased $64,000.

Gaming costs
Gaming costs increased by $819,000 or 4%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, from $21.3 million to $22.1 million due to higher NYSGC and other commissions of $924,000, resulting from higher gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits increased by $78,000 as compared to the same period in the prior year and other gaming expenses decreased by $183,000 due to lower utilities, repairs and maintenance.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $98,000 or 2% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, from $5.2 million to $5.1 million primarily due to lower food and beverage-related cost of goods and payroll and related benefits of $126,000. This was offset by higher racing-related purse and other expenses of $28,000.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.2 million or 72%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, from $5.9 million to $10.1 million. Professional costs increased by approximately $3.7 million. Payroll and related benefits costs increased approximately $284,000 largely due to higher compensation. Marketing-related expenses increased $134,000 and other expenses increased $109,000 due to higher sales tax, real estates taxes and insurance expense.
Development expenses
Development expenses decreased $3.2 million or 34% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 from $9.4 million to $6.2 million. As a result of being awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain expenditures on the Casino Project during the fourth quarter of 2015. All expenditures that could be capitalized related specifically to the Casino Project in fiscal 2015. Beginning in the first quarter of 2016, the Company also incurred expenditures relating to the Entertainment Village and the Golf Course that could be capitalized. Accordingly, the balance sheet item "capitalized project development costs" was renamed "Capitalized Development Projects costs" to collectively reflect the capitalized expenditures for the Casino Project, Entertainment Village and Golf Course.
The $9.4 million for the six months ending June 30, 2015 consisted of $1.5 million of expenses for legal, consultants and other professional services, $2.3 million of non-refundable payments pertaining to the Option Agreement with EPR, and $5.6 million in architectural, engineering fees and construction manager costs. The $6.2 million consisted of $5.4 million in land lease and property tax expense and $800,000 in payroll and related, insurance, legal, consultants and professional services.

Interest expense
Interest expense decreased $914,000 or 69%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 from $1.3 million to $409,000. Increases in the redemption value of our mandatorily redeemable Series E Preferred Stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $411,000 and $1.3 million for the six months ended June 30, 2016 and 2015, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of the Settlement Agreement.
Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects, for at least the next 12 months. To finance a portion of the Development Projects expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $286.0 million. To complete the Development Projects, the Company will need to raise additional funds. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the

Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including as set forth in the Kien Huat Financing Commitment (defined below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of June 30, 2016, we had total current assets of approximately $18.1 million and total current liabilities of approximately $48.1 million, which includes approximately $37.9 million in accrued Development Projects costs. As of June 30, 2016, our total assets included approximately $127.0 million of remaining net proceeds from January 2016 Rights Offering (as defined and discussed below) which will be used to pay the accrued Development Projects costs included in our current liabilities. The net proceeds from the January 2016 Rights Offering, which will be used for Development Projects expenses, are presented on the balance sheet as a non-current asset as required by GAAP because they will be used for the construction of a long-term asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $11.8 million for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2016 was primarily related to the development expenses that could not be capitalized in the amount of $6.2 million and increased professional fees of approximately $3.4 million. The $6.2 million consisted of $5.4 million in land lease and property tax expense and $800,000 million in payroll and related, insurance, legal, consultants and professional services and other. Additionally, $94.5 million of the costs incurred for the Development Projects were eligible to be capitalized for the six months ended June 30, 2016.

For the six months ended June 30, 2016, total Development Projects costs incurred were approximately $100.7 million. Of this amount, the $6.2 million consisted of $5.4 million in land lease and property tax expense and $800,000 in payroll and related, insurance, legal, consultants and professional services and other. The $100.7 million includes $94.5 million of capitalized Development Projects costs during the six months ended June 30, 2016.

For the six months ended June 30, 2015, total Casino Project development costs incurred were approximately $9.4 million and consisted of $1.5 million in legal, consultants and other professional services, $2.3 million of non-refundable payments pertaining to the Original Option Agreement with EPR, and $5.6 million in architectural, engineering fees and construction manager costs.

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

The Gaming Facility License became effective on the License Award Effective Date, which is March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date; and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit was made, in the amount of $85.4 million. The Company's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the infrastructure of Adelaar and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond shall be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million on July 1, 2017; and (iii) approximately $30.1 million on January 15, 2018, unless the surety has been discharged and released from all liability under the bond and (ii) the surety has determined that all obligations to the surety under an indemnity agreement have been fully paid, performed and satisfied.

To support the Upgraded Casino Plan and the costs related to the development of the Golf Course and Entertainment Village, the Company entered into amendments to the debt and equity financing commitments initially obtained in June 2014 in support of Montreign’s application for a Gaming Facility License. In June 2014, for the debt portion of the Company’s financing, Credit Suisse AG (“Credit Suisse”) committed to provide a senior secured credit facility (the “CS Credit

Commitment”) of up to a maximum amount of $478 million. On September 22, 2015, Credit Suisse and the Company entered into a further amendment to the CS Credit Commitment increasing the financing commitment Credit Suisse provided up to a maximum of $545 million. The CS Credit Facility was subject to various conditions precedent, including evidence of an equity investment in the Company of not less than $301 million, all of which equity has been raised by the Company.

On June 7, 2016, to give the Company greater flexibility in assessing alternatives for debt financing for the Development Projects, the Company and Kien Huat entered into a letter agreement (the “Kien Huat Financing Commitment”) concerning the additional financing of the Casino Project. Pursuant to the Kien Huat Debt Commitment, Kien Huat committed to provide the Company with up to $525 million of such financing, in the form of debt and/or equity investment, necessary to complete the construction of the Casino Project that it cannot obtain from third-party financing sources. The Company agreed to use commercially reasonable efforts to obtain third-party financing to complete the Casino Project. In the event Kien Huat provides any financing to support the construction of the Casino Project pursuant to this Kien Huat Financing Commitment, Kien Huat shall be entitled to receive a funding fee of 1.75% of the amount so funded, or such other amount as may be mutually agreeable to the parties. As the Company believes it has sufficient cash on hand to finance the construction of the Casino Project through December 2016, draw down on any financing provided pursuant to the Kien Huat Financing Commitment would most likely not occur prior to September 2016. Following the execution of the Kien Huat Financing Commitment, the CS Credit Commitment expired on June 24, 2016.

The Company obtained the CS Credit Commitment and the Kien Huat Financing Commitment to demonstrate its ability to finance the costs and expenses of the Casino Project. However, the Company has reserved the flexibility to reassess financing alternatives and either proceed with the debt financing described herein or pursue alternative means of debt financing on terms and conditions more beneficial to the Company.

For the equity investment portion of the Company’s financing for the Development Projects and to redeem the outstanding Series E Preferred Stock in accordance with an existing settlement agreement, in June 2014, the Company and Kien Huat entered into a letter agreement (the "Original Equity Commitment Letter"). Pursuant to the Original Equity Commitment Letter, Kien Huat initially agreed to participate in, and backstop, a rights offering in an amount up to $150 million plus the amount needed to redeem the Series E Preferred Stock if the Company commenced a rights offering on the terms described in the Original Equity Commitment Letter in support of the Casino Project. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount raised, of which 0.5% was paid upon execution of the Original Equity Commitment Letter and the remaining 0.5% being due if a rights offering was launched. In addition, the Company agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Original Equity Commitment Letter and the consummation of the transactions contemplated thereby. In partial satisfaction of Kien Huat’s obligations pursuant to the Original Equity Commitment Letter, Kien Huat participated in, and backstopped, the January 2015 Rights Offering (as defined below) in the amount of $50 million. The proceeds of the January 2015 Rights Offering were used for the expenses relating to its application for and receipt of the Gaming Facility License for the Casino Project and for development purposes. The Company paid Kien Huat a portion of the commitment fee described in the Original Equity Commitment Letter in the amount of $250,000 (representing 0.5% of the $50 million amount raised in the January 2015 Rights Offering) and reimbursed Kien Huat for its expenses in an amount of $40,000.

To support the Upgraded Casino Plan, the expenses related to the development of the Golf Course and Entertainment Village, to redeem the Series E Preferred Stock and to provide working capital for the Company, the Company and Kien Huat entered into a second amendment to the Original Equity Commitment Letter (the “Second Amendment” and together with the Original Equity Commitment Letter, the "Kien Huat Equity Commitment Letter") on September 22, 2015. Pursuant to the Second Amendment, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering. In particular, Kien Huat agreed to participate in, and backstop, two additional rights offerings, the first of which is the January 2016 Rights Offering, which Kien Huat has agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Kien Huat Equity Commitment Letter remain unchanged.

On January 4, 2016, the Company commenced a rights offering for aggregate gross proceeds of $290 million. In partial satisfaction of Kien Huat's obligations pursuant to the Second Amendment, in connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed (i) to exercise its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Kien Huat Equity Commitment Letter in the amount of $1,450,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Original Equity Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Original Equity Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015 and the Company received net proceeds of approximately $49.5 million, which were used for the expenses relating to its application for and receipt of the Gaming Facility License and are being used for development purposes relating to the Casino Project.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On January 3, 2014, we filed the S-3, which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of August 2, 2016, we had up to approximately $83.7 million available for future issuances under the S-3. However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the S-3 to an amount no greater than one-third our public float. This amount of availability is sufficient to complete the Follow-On Rights Offering. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the Loan Agreement, dated November 17, 2010, as amended on August 8, 2012 and December 18, 2013 (the "Loan Agreement"). Pursuant to the Third Amendment, among other things, the maturity date of the Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, pursuant to the Third Amendment, the Loan Agreement was amended to add the denial to issue a Gaming Facility License to the Company as an Event of Default. Pursuant to the terms of the Kien Huat Equity Commitment Letter and the Loan Agreement, upon consummation of the January 2016 Rights Offering, the Kien Huat Note was converted into 1,332,058 shares of our common stock which conversion, along with the payment in cash of interest due, satisfied the Kien Huat Note in full (the "Conversion").

Net cash used in operating activities was approximately $15.3 million and $9.3 million during the six months ended June 30, 2016 and 2015, respectively. We continue to have cash flows used in operating activities due to the expenses we are incurring related to the Development Projects. We incurred $6.2 million and $9.4 million of development costs during the six months ended June 30, 2016 and 2015, respectively, which amounts could not be capitalized. The six months ending June 30, 2016 operating activity was significantly affected by accrued Casino Project development expenses as of December 31, 2015 incurred prior to receiving the Gaming License Award. Our operating cash flows for the six months ended June 30, 2015 were negatively impacted by (i) severe weather during the first quarter that caused a reduction in revenues, (ii) and the economic and competitive landscape in the region.

Net cash used in investing activities was approximately $234.4 million and $42.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase of approximately $191.6 million between 2016 and 2015 is the result of $56.6 million of capitalized Development Projects costs, $15.0 million in cash collateral for the deposit bond, $51.0 million license fee payment for the Casino Project and $69.1 million change in cash restricted for the Development Projects. Our total assets include approximately $127.0 million of remaining net proceeds available from the January 2016 Rights Offering, which are presented on the balance sheet as a non-current asset. The proceeds of the January 2016 Rights Offering may be used solely to pay for the expenses relating to the Development Projects. For the six months ending June 30, 2015, we spent approximately

$9.4 million in cash from the January 2015 Rights Offering for expenses related to the application for and receipt of a Gaming Facility License for the Casino Project and for development purposes.

Net cash provided by financing activities was approximately $255.1 million and $52.1 million for the six months ended June 30, 2016 and 2015, respectively. Approximately $286.0 million was received from the 2016 Rights Offering, which is net of approximately $4.0 million of expenses. Approximately $49.5 million was received from the 2015 Rights Offering, which is net of approximately $472,000 of expenses.

On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on our Series B Preferred Stock in the amount of approximately $167,000 and payment was made the same day. Additionally, a payment in the amount of approximately $32,000 was made on April 1, 2016 for the first quarterly dividend payment.

On February 9, 2015, our Board authorized the issuance of 5,102 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.

Our common stock is transferable subject to the provisions of Section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold directly or indirectly, a license issued by the NYSGC, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

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
We carried out an evaluation as of June 30, 2016 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings.
We are a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ending December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016, which should be read in conjunction with this report.

These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

On August 2, 2016, Empire entered into an Amended and Restated Employment Agreement with Joseph A. D'Amato, Chief Executive Officer of the Company (the "Restated D'Amato Employment Agreement"), which agreement is effective as of July 1, 2016. The Restated D'Amato Employment Agreement supersedes that certain Employment Agreement, by and between Empire and Mr. D'Amato, which was last amended on June 30, 2015 (the "Current D'Amato Employment Agreement"). Pursuant to the Restated D'Amato Employment Agreement, the term of Mr. D'Amato's service as Chief Executive Officer is extended from December 31, 2018 through June 28, 2019. In addition, Mr. D'Amato's base salary increased from $375,000 to $425,000 per annum. Further, the geographic radius for the non-competition agreement between Mr. D'Amato and Empire was increased from 60 miles to 100 miles from any location at which any Empire Company (as such term is defined in the Restated D'Amato Employment Agreement) conducts its business. Except for the amendments described herein, the terms of the Current D'Amato Employment Agreement remain materially unchanged.

This summary description is qualified in its entirety by reference to the actual Restated D'Amato Employment Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated hereby by reference.

In connection with the execution of the Restated D'Amato Employment Agreement, Mr. D'Amato was granted 12,500 shares of common stock of Empire subject to Empire's 2015 Equity Incentive Plan (the "Plan"). One-half of the shares will vest on August 2, 2016 and the remaining shares will vest on August 2, 2018. In the event of a Change in Control (as defined in the Plan), all shares will vest immediately.

Item 6.	Exhibits.

10.1	Amended and Restated Employment Agreement, dated August 2, 2016 by and between Empire Resorts, Inc. and Joseph A. D'Amato
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: August 2, 2016	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: August 2, 2016	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer