Form 10-K/A
period 2015-12-31
EMPIRE RESORTS INC
filed 2016-08-15
CIK 906780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Empire Resorts, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2016 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.13 (the “Exhibit”) originally filed with the Annual Report. The Company had sought confidential treatment under Rule 406(b) promulgated under the Securities Act of 1933, as amended and Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit to address comments the Company received from the Staff in response to its request for confidential treatment.

The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Annual Report. Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Annual Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Annual Report. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	August 15, 2016

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, dated February 16, 2011. (1)

3.2	Second Amended and Restated By-Laws, as most recently amended on March 14, 2011. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 13, 2011. (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 21, 2015 and effective as of December 23, 2015. (4)

4.1	Form of Common Stock Certificate (5).

4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (6)

4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (7)

4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (8)

4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (9)

4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (10)

4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (11)

4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (12)

4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (13)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 250,000 shares of Common Stock. (14)

4.11	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 1,000,000 shares of Common Stock. (15)

4.12	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock. (16)

4.13	Letter Agreement, dated February 17, 2016, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (45)

10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)

10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (18)

10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (19)

10.4#	Letter Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, relating to the Investment Agreement, dated August 19, 2009

10.5	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (20)

10.6	Settlement Agreement, dated as of September 23, 2010, by and among Empire Resorts, Inc., Alpha Monticello, Inc., Alpha Casino Management Inc., Monticello Raceway Management, Inc., Mohawk Management, LLC, Monticello Casino Management, LLC, Monticello Raceway Development Company, LLC, the Trustee and the holders of Senior Notes listed on Exhibit A attached thereto. (21)

10.7	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (22)

10.8	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (23)

10.9	Amendment No. 2 to the Loan Agreement, dated December 18, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (24)

10.10	Amendment No. 3 to the Loan Agreement, dated as of March 3, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (43)

10.11	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (25)

10.12#	Amended and Restated Master Development Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC +

10.13*	Purchase Option Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P. +

10.14#	Completion Guaranty, dated December 28, 2015, by Empire Resorts, Inc. for the benefit of EPR Concord II, L.P., EPT Concord II, LLC, Adelaar Developer, LLC and EPR Properties +

10.15#	Completion Guaranty, dated December 28, 2015, by EPR Properties for the benefit of Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II, LLC and Empire Resorts, Inc. +

10.16#	Lease, dated December 28, 2015, by and between EPT Concord II, LLC and Montreign Operating Company, LLC, relating to the Casino Parcel +

10.17#	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC, relating to the Entertainment Village Parcel +

10.18#	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC, relating to the Golf Course Parcel +

10.19	Standby Purchase Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (44)

10.20	Settlement Agreement and Release, dated June 12, 2013, by and between Stanley Stephen Tollman, Bryanston Group, Inc., Empire Resorts, Inc., Colin Au Fook Yew and Joseph D’Amato (26)

10.21	Empire Resorts, Inc. Amended and Restated 2005 Equity Incentive Plan (27)

10.22#	Empire Resorts, Inc. 2015 Equity Incentive Plan

10.23#	Form of Option Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan

10.24#	Form of Restricted Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan

10.25#	Form of Restricted Stock Unit Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan

10.26#	Form of Stock Appreciation Right Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan

10.27#	Form of Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan

10.28	Employment Agreement, dated November 26, 2012, by and between Empire Resorts, Inc. and Joseph A. D’Amato (28)

10.29	Employment Agreement, dated August 17, 2012, by and between Empire Resorts, Inc. and Laurette J. Pitts (29)

10.30	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (30)

10.31	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (31)

10.32	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Joseph A. D’Amato (34)

10.33	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (35)

10.34	Amendment No. 1 to Employment Agreement, dated May 30, 2014 by and between Empire Resorts Inc. and Nanette L. Horner (36)

10.35	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (37)

10.36	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Joseph A. D’Amato, dated June 30, 2015 (38)

10.37	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Laurette J. Pitts, dated June 30, 2015 (39)

10.38	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated June 30, 2015 (40)

10.39	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Charles A. Degliomini, dated June 30, 2015 (41)

10.40	Letter Agreement, effective May 29, 2014 by and between Empire Resorts, Inc., Kien Huat Realty III, Ltd., Colin Au Fook Yew, Joseph D’Amato, Bryanston Group, Inc. And Stanley S. Tollman (42)

14.1	Code of Business Conduct and Ethics. (32)

14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (33)

21.1 #	List of Subsidiaries.

23.1#	Consent of Ernst & Young LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1 #	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101 #	Interactive Data File (XBRL).

*	Filed herewith

#	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

+	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3.1 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 16, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to Empire Resort, Inc. Annual Report on Form 10-K (a “10-K”) for the year ended December 31, 2010, filed with the Commission on March 18, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on December 13, 2011.

(4)	Incorporated by reference to Exhibit 3.1 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015.

(5)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “12/31/11 10-K”), filed with the Commission on March 18, 2012.

(6)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.’s 10-K for the year ended December 31, 2003 (the “2003 10-K”), filed with the Commission on March 30, 2004.

(7)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(8)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(9)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.’s 8-K, filed with the Commission on February 15, 2000.

(10)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K

(11)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K

(12)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(13)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the “8/1909 8-K”).

(14)

Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q (a “10-Q”) for the quarter ended March 31, 2010 (the “3/31/10 10-Q”), filed with the Commission on May 17, 2010.

(15)	Incorporated by reference to Exhibit 4.2 to the 3/31/10 10-Q.

(16)	Incorporate by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(17)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(18)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K

(19)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(20)	Incorporated by reference to Exhibit 10.1 to the 3/31/10 10-Q.

(21)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on September 24,2010

(22)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.’s 8-K, filed with the Commission on November 19, 2010 (the “11/19/10 8-K”).

(23)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the fiscal period ended June 30, 2012, filed with the Commission on August 14, 2012

(24)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on December 19, 2013

(25)	Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(26)	Incorporated by reference to Exhibit 10.2 to Empire Resort, Inc.’s Current Report on Form 10-Q, filed with the Commission on August 13, 2013.

(27)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 17, 2005.

(28)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on November 26, 2012.

(29)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(30)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on December 13, 2012.

(31)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.’s 8-K, filed with the Commission on, filed with the Commission on August 23, 2012.

(32)	Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.’s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the “11/16/11 8-K”).

(33)	Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

(34)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2014.

(35)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2014.

(36)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2014.

(37)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 26, 2014.

(38)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(39)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(40)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(41)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015.

(42)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2014.

(43)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015.

(44)	Incorporated by reference to Exhibit 99.1 to Empire Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2016

(45)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on February 18, 2016