Form 10-Q
period 2016-09-30
EMPIRE RESORTS INC
filed 2016-11-04
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 31,139,207 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited).

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,071	$6,412
Restricted cash	1,131	1,341
Accounts receivable, net	822	1,156
Prepaid expenses and other current assets	4,855	4,841
Total current assets	15,879	13,750
Property and equipment, net	25,590	25,789
Capitalized Development Projects costs	151,357	10,405
Cash for development projects	82,239	15,472
Intangible assets	51,000	—
Cash collateral for deposit bond	15,000	—
Other assets	151	2
Total assets	$341,216	$65,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,258	$1,244
Accrued expenses and other current liabilities	47,884	19,227
Total current liabilities	50,142	20,471
Long-term loan, related party	—	17,426
Series E preferred stock payable - 0 and 1,551 shares as of September 30, 2016 and December 31, 2015, respectively	—	28,980
Other long-term liabilities	5,447	—
Total liabilities	55,589	66,877
Stockholders’ equity / (deficit):
Preferred stock, 5,000 shares authorized; $0.01 par value
Series A junior participating preferred stock, $1,000 per share liquidation value, 0 shares issued and outstanding	—	—
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Series E, $10 per share redemption value, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,139 and 9,561 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	311	96
Additional paid-in capital	533,254	228,512
Accumulated deficit	(247,938)	(230,067)
Total stockholders’ equity / (deficit)	285,627	(1,459)
Total liabilities and stockholders’ equity	$341,216	$65,418
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gaming	$16,423	$17,408	$46,307	$45,754
Food, beverage, racing and other	2,768	3,068	8,218	8,557
Gross revenues	19,191	20,476	54,525	54,311
Less: Promotional allowances	(661)	(964)	(2,384)	(2,422)
Net revenues	18,530	19,512	52,141	51,889
Operating costs and expenses:
Gaming	11,814	12,403	33,908	33,679
Food, beverage, racing and other	2,572	2,710	7,674	7,910
Selling, general and administrative	5,244	3,030	15,343	8,917
Development expenses	3,159	13,396	9,382	22,825
Stock-based compensation	800	121	2,032	391
Depreciation	329	338	1,000	1,011
Total operating costs and expenses	23,918	31,998	69,339	74,733
Loss from operations	(5,388)	(12,486)	(17,198)	(22,844)
Amortization of deferred financing costs	—	(6)	(2)	(21)
Interest income / (expense), net	—	(647)	(409)	(1,969)
Net loss	(5,388)	(13,139)	(17,609)	(24,834)
Dividends on preferred stock	(42)	(42)	(126)	(136)
Net loss applicable to common stockholders	$(5,430)	$(13,181)	$(17,735)	$(24,970)

Weighted average common shares outstanding:
Basic	30,928	10,878	27,317	10,718
Diluted	30,928	10,878	27,317	10,718
Income (loss) per common share:
Basic	$(0.18)	$(1.21)	$(0.65)	$(2.33)
Diluted	$(0.18)	$(1.21)	$(0.65)	$(2.33)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net loss	$(17,609)	$(24,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,011
Provision / (Recovery) for doubtful accounts	—	(5)
Non-cash interest expense	231	931
Stock-based compensation	2,032	391
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	207	267
Accounts receivable	334	47
Prepaid expenses and other current assets	(13)	(693)
Other assets	2	(3)
Accounts payable	1,000	(103)
Accrued expenses and other current liabilities	(6,813)	5,615
Net cash used in operating activities	(19,629)	(17,376)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(802)	(521)
Capitalized Development Projects costs	(99,169)	—
Cash collateral for deposit bond	(15,000)	—
License fee payment for the casino project	(51,000)	—
Net change in Cash for development projects	(66,767)	(34,115)
Restricted cash—racing capital improvement	3	24
Net cash used in investing activities	(232,735)	(34,612)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net of expenses	286,003	49,528
Series B preferred stock dividend payment	(231)	—
Series E preferred stock and dividend redemption	(30,711)	(533)
Proceeds from exercise of stock options and warrants	—	2,560
Other payments	(38)	—
Net cash provided by financing activities	255,023	51,555
Net increase / (decrease) in cash and cash equivalents	2,659	(433)
Cash and cash equivalents, beginning of period	6,412	6,435
Cash and cash equivalents, end of period	$9,071	$6,002
Supplemental disclosures of cash flow information:
Cash paid for interest	$231	$1,042
Non-cash investing and financing activities:
Common stock issued in satisfaction of preferred stock dividends	$—	$159
Development projects costs included in accrued expenses	$41,782	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note A. Organization and Nature of Business

Basis for Presentation

Empire Resorts, Inc. ("Empire," and, together with its subsidiaries, the "Company," "us," "our" "we") was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

The condensed consolidated financial statements and notes as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and September 30, 2015 are unaudited and include the accounts of Empire and its subsidiaries. All share and per share information in this quarterly report on Form 10-Q give retroactive effect to a one-for-five reverse stock split effective as of December 23, 2015.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods, and therefore do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our financial statements require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities. Actual amounts could differ from those estimates. These condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the Company’s opinion, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for our interim periods may not be necessarily indicative of the results of operations that may by achieved for the entire year.

Recent Events

On October 13, 2016, Montreign Operating Company, LLC ("Montreign") and Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, entered into a loan agreement (the "KH Construction Loan Agreement"). Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to loan Montreign (the "KH Construction Loan") up to an aggregate of $50 million for the sole purpose of making payments under the construction contract for the development of Montreign Resort Casino ("Montreign Resort Casino" or the "Casino Project") as they come due. Montreign may request an advance under the KH Construction Loan only in the event Montreign has insufficient other funds available to pay obligations under the construction contract for the Casino Project. The term of the KH Construction Loan Agreement shall expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. Beginning on January 1, 2017, Montreign shall make monthly interest payments of 7.5% of the outstanding principal of the KH Construction Loan. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan.

Monticello Casino & Raceway

Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), the Company currently owns and operates Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, approximately 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
In a letter dated April 13, 2016, the New York State Gaming Commission (the "NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

Adelaar and Montreign Resort Casino
On December 21, 2015, our wholly-owned subsidiary, Montreign, was awarded a gaming license (a “Gaming Facility License”) by the NYSGC to operate the Casino Project to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County, approximately 90 miles from New York City (“Adelaar” or the “Adelaar Project”), which is described below. The Gaming Facility License became effective on March 1, 2016 (the "License Award Effective Date").
The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties. Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the “Waterpark”), a Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include, among other things, retail, restaurant, shopping and entertainment (the “Entertainment Village” and, together with the Casino Project and the Golf Course, the “Development Projects” and the Development Projects together with the Waterpark, the “Initial Projects”).
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
Gaming Facility License

The Gaming Facility License will have an initial duration of 10 years from March 1, 2016. It is renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC, including the following: the payment of a license fee of $51 million; causing the investment of not less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar; deposit of a bond representing 10% of the Minimum Capital Investment (the "Minimum Capital Investment Deposit"); commencement of gaming operations on or before March 1, 2018; compliance with state minority-owned and woman-owned business enterprise requirements; and the creation of a minimum of 1,425 full-time and 96 part-time jobs. The Minimum Capital Investment Deposit was made on March 1, 2016 and the license fee was paid on February 25, 2016.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built out in phases. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The Company, through its wholly-owned subsidiary, Empire Resorts Real Estate I, LLC (“ERREI”), has obtained final site plan approval from the Town of Thompson Planning Board for, and has begun site preparation of, the redesign of the Golf Course.
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

Casino Lease

On December 28, 2015, Montreign entered into a lease (the “Casino Lease”) with EPT for the lease of the Casino Parcel. The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The following table represents the annual fixed rent payments under the Casino Lease:

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$1,000
2017 (1) (2)	10,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 to 2056 (3)	362,624

(1)
Until February 29, 2016, the Company continued to make payments of $500,000 per month it would have made under that certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the “Original Option Agreement”). The Original Option Agreement, which granted to the Company the right to lease the parcel on which Montreign Resort Casino (the “Casino Parcel”) would be built, was superseded by the leases for the Casino Parcel, the Entertainment Village Parcel and the Golf Course Parcel. From March 1, 2016 until February 28, 2017, option payments made by the Company under the Original Option Agreement, which totaled $8.5 million, shall be applied against annual fixed rent due by the Company under the Casino Lease for such period.

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

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$—
2017 (1)	0
2018 (1) (2)	125
2019 (2)	150
2020 (2)	150
2021 to 2056 (2) (3)	7,825

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

Year ending December 31,	Annual Fixed Rent Payments due by Period
(in thousands)
2016 (1)	$—
2017 (1)	0
2018 (1) (2)	50
2019 (2)	150
2020 (2)	150
2021 to 2056 (2) (3)	7,900

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

Regulation

VGM and Racing Operations
Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing and Pari-Mutuel Wagering, respectively. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2017, the law provides for a subsidized free play allowance of 15%.

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
In connection with the Company's application for a Gaming Facility License in response to the Siting Board's Request for Applications (the "RFA"), we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing and investigation of our application. We were notified that the investigation costs were below the amount of the Application Fee paid, and the unexpended portion, in the amount of approximately $189,000, was returned to us.
On March 1, 2016, the Minimum Capital Investment Deposit was made in the amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum

Capital Investment in the infrastructure for Adelaar and the Waterpark. In addition, on February 25, 2016, we paid the license fee of $51 million, which is reflected on the accompanying consolidated balance sheet as an intangible asset as of September 30, 2016.

Our casino gaming activities in the State of New York are overseen by the NYSGC, Division of Gaming. The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at Montreign Resort Casino. Existing payments to the racing industry for purses and breeding will be maintained. However, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.
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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects, for at least the next 12 months. To finance a portion of the Development Projects expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $286.0 million. The Company will need to raise additional funds to complete the Development Projects. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results and the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including as set forth in the Kien Huat Equity Commitment Letter and the Kien Huat Financing Commitment (each as defined below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of September 30, 2016, we had total current assets of approximately $15.9 million and total current liabilities of approximately $50.1 million, which includes approximately $41.8 million in accrued Development Project costs. As of September 30, 2016, our total assets included approximately $82.2 million of remaining net proceeds from the January 2016 Rights Offering (as defined and discussed below), which will be used to pay the accrued Development Projects costs included in our current liabilities. The net proceeds from the January 2016 Rights Offering, which are being used to pay the expenses of the Development Projects, are presented on the balance sheet as a non-current asset as required by GAAP because they will be used for the construction of a long-term asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $17.2 million for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2016 was primarily related to the development expenses in the amount of $9.4 million, that could not be capitalized, increased professional fees of approximately $5.4 million and increased stock compensation expense of $2.0 million. The $9.4 million of development expenses consisted of $7.8 million in accrued land lease expense, $$0.4million in property tax expense and $1.2 million in payroll and related benefits, insurance, legal, consultants, professional services and other expense. Additionally,

$141.0 million of the costs incurred for the Development Projects was eligible to be capitalized for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, the development expenses for the Casino Project were approximately $22.8 million and consisted of $15.9 million in architectural, engineering fees and construction manager costs, $3.4 million of non-refundable payments pertaining to the Original Option Agreement with EPR and $2.5 million legal, consultants and other professional services, as well as a $975,000 payment to Kien Huat for a commitment fee pursuant to the Kien Huat Equity Commitment Letter (defined below). None of these costs incurred for the Casino Project was eligible to be capitalized for the nine months ended September 30, 2015.

As a condition of the Gaming Facility License, the Company is required to invest, or cause to be invested, the Minimum Capital Investment in the development of the Initial Projects. The Company's portion of the Minimum Capital Investment is approximately $651.4 million for the Development Projects. On March 1, 2016, the Minimum Capital Investment Deposit was made in the amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects. In addition, on February 25, 2016, the Company paid the license fee of $51 million, which is reflected on the September 30, 2016 consolidated balance sheet as an intangible asset.
Montreign entered into a security agreement with the entity that posted the bond, pursuant to which Montreign is required to deposit cash as collateral security in the amount of $65 million. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The cash collateral will be deposited into an account in installments of which approximately $15 million has been paid during the first quarter of 2016 and is reflected on the accompanying Consolidated Balance Sheet as Cash collateral for deposit bonds, as of September 30, 2016. Montreign shall be required to deposit additional collateral security installments on July 1, 2017, in the amount of $20 million, and on January 15, 2018, in the amount of approximately $30 million.

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

On June 7, 2016, to give the Company greater flexibility in assessing alternatives for debt financing for the Development Projects, the Company and Kien Huat entered into a letter agreement (the “Kien Huat Financing Commitment”) concerning the additional financing of the Casino Project. Pursuant to the Kien Huat Financing Commitment, Kien Huat committed to provide the Company with up to $525 million of financing in the event that the Company cannot obtain financing from third-party sources, in the form of debt and/or equity investment, necessary to complete the construction of the Casino Project. The Company agreed to use commercially reasonable efforts to obtain third-party financing to complete the Casino Project. In the event Kien Huat provides any financing to support the construction of the Casino Project pursuant to the Kien Huat Financing Commitment, Kien Huat shall be entitled to receive a funding fee of 1.75% of the amount so funded, or such other amount as may be mutually agreeable to the parties. Following the execution of the Kien Huat Financing Commitment, the CS Credit Commitment expired on June 24, 2016.

For the equity investment portion of the Company’s financing for the Development Projects and to redeem the outstanding Series E preferred stock of the Company (the "Series E Preferred Stock") in accordance with an existing settlement agreement, in June 2014, the Company and Kien Huat entered into a letter agreement, pursuant to which Kien Huat committed to support the Company's equity financing needs with respect to the Casino Project and Adelaar (the "Original Equity Commitment Letter"). Pursuant to the Original Equity Commitment Letter, Kien Huat initially agreed to participate in and backstop a rights offering in an amount up to $150 million plus the amount needed to redeem the Series E Preferred Stock if the Company commenced a rights offering on the terms described in the Original Commitment Letter in support of the Casino Project. For such commitment, the Company agreed to pay Kien Huat a fee of 1.0% of the maximum amount raised, of which 0.5% was paid upon execution of the Original Commitment Letter and the remaining 0.5% being due if a rights offering was launched. In addition, the Company agreed to pay for or reimburse Kien Huat for all of its out-of-pocket expenses in connection with the negotiation, execution and delivery of the Original Commitment Letter and the consummation of the transactions contemplated thereby.

The Company and Kien Huat entered into a second amendment to the Original Commitment Letter (the “Second Amendment” and together with the Original Equity Commitment Letter, the “Kien Huat Equity Commitment Letter”) on September 22, 2015. Pursuant to the Second Amendment, Kien Huat increased its overall equity investment commitment to the Company from $150 million, plus the amount necessary to redeem the Series E Preferred Stock, to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering (which is defined and discussed below). In particular, Kien Huat agreed to participate in and backstop two additional rights offerings, the first of which is the January 2016 Rights Offering (which is defined and discussed below), which Kien Huat agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in and backstop a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Kien Huat Equity Commitment Letter remain unchanged.

On January 4, 2016, the Company commenced a rights offering (the "January 2016 Rights Offering") for aggregate gross proceeds of $290 million. On December 31, 2015, in connection with the January 2016 Rights Offering, the Company and Kien Huat entered into a standby purchase agreement (the “January 2016 Standby Purchase Agreement”). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to exercise its basic subscription rights and to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $290 million. Under the January 2016 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Kien Huat Equity Commitment Letter in the amount of approximately $1.5 million and reimbursed Kien Huat for its expenses in an amount not exceeding $50,000. The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement.

On January 5, 2015, the Company commenced a rights offering (the “January 2015 Rights Offering”) for aggregate gross proceeds of $50 million to raise a portion of the equity financing necessary to develop the Casino Project. In partial satisfaction of Kien Huat's obligations pursuant to the Original Equity Commitment Letter, in connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the “January 2015 Standby Purchase Agreement”). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10 days of its grant. In addition, Kien Huat agreed to exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. Under the January 2015 Standby Purchase Agreement, the Company paid Kien Huat a portion of the commitment fee described in the Original Equity Commitment Letter in the amount of $250,000 and reimbursed Kien Huat for its expenses in an amount not exceeding $40,000. The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock at $35.50 per share. This includes 10,658 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. The Company received net proceeds of approximately $49.5 million, which were used for the expenses relating to its application for and receipt of the Gaming Facility License and for development purposes relating to the Casino Project.

The Company believes it has sufficient cash on hand to finance the construction of the Casino Project through December 2016. To ensure progress on the Casino Project continues without interruption while the Company evaluates its financing alternatives, Montreign and Kien Huat entered into a loan agreement, dated October 13, 2016 (the "KH Construction Loan Agreement"). Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to loan Montreign (the "KH Construction Loan") up to an aggregate of $50 million for the sole purpose of making payments under the construction contract for the Casino Project as they come due. Montreign may request an advance under the KH Construction Loan only in the event Montreign has insufficient other funds available to pay obligations under the construction contract for the Casino Project . The term of the KH Construction Loan Agreement shall expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. Beginning on January 1, 2017, Montreign shall make monthly interest payments of 7.5% of the outstanding principal of the KH Construction Loan. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan. With the availability of the KH Construction Loan, the Company believes it has sufficient resources to finance the construction of the Casino Project through February 2017.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On January 3, 2014, we filed a universal shelf registration statement on Form S-3 (the "Existing Shelf Registration Statement"), which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of November 3, 2016, we had up to approximately $83.7 million available for future issuances under the Existing Shelf Registration Statement. However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the Existing Shelf Registration Statement to an amount no greater than one-third of our public float. This amount of availability would be sufficient to complete the Follow-On Rights Offering. In addition, because the Existing Shelf Registration Statement will expire in February 2017, the Company filed a new universal shelf registration statement on Form S-3 (the "New Shelf Registration Statement") covering the offer and sale of up to $250 million of our securities on October 14, 2016. The New Shelf Registration Statement is pending review by the SEC. Upon the effectiveness of the New Shelf Registration Statement, the Company will have an aggregate capacity of $333.7 million available, which amount may be limited in the event that the Company's public float is less than $75 million at the time the New Shelf Registration Statement becomes effective. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.
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
The retail value amounts included in promotional allowances for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Food and beverage	$447	$429	$1,192	$1,165
Non-subsidized free play	143	456	855	999
Players club awards	71	79	337	258
Total retail value of promotional allowances	$661	$964	$2,384	$2,422

The estimated cost of providing complimentary food, beverage and other items for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Food and beverage	$572	$535	$1,594	$1,554
Non-subsidized free play	84	268	505	589
Players club awards	71	79	337	258
Total cost of promotional allowances	$727	$882	$2,436	$2,401
Principles of consolidation
The condensed consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 as of September 30, 2016 and December 31, 2015.
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
Other long-term liabilities
Other long-term liabilities principally represents the difference between our cash payments and straight-line rent on our leases.
Common stock loss per share
The Company computes basic loss per share by dividing net loss applicable to holders of common stock by the weighted-average of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue shares of common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per share. Therefore, basic and diluted common stock loss per share for the three- and nine-month periods ended September 30, 2016 and 2015 are the same.

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2016 and 2015 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three- and nine-month periods ended September 30, 2016 and 2015, because their inclusion would have been anti-dilutive:

	Outstanding at
	September 30, 2016	September 30, 2015
Options	40,000	144,000
Warrants	133,000	133,000
Option Matching Rights	21,000	237,000
Restricted stock	208,000	127,000
Shares to be issued upon conversion of long-term loan, related party	—	1,315,000
Total	402,000	1,956,000
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
Stock-based compensation
The cost of all stock-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards would be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of September 30, 2016, there was approximately $2.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 3.5 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
As a condition of the Gaming Facility License, the Company was granted a gaming license, for which it paid $51 million on February 25, 2016. The term of the gaming license is 10 years; however, amortization will not commence until the completion of construction and the opening to the general public of the Montreign Resort Casino. Amortization will be recognized on a straight-line basis beginning at that time and continuing until the license is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which provides guidance for accounting for stock-based compensation for employees. Under ASU 2016-09, several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is assessing the impact that the new stock compensation guidance will have on the consolidated financial statements.
Note C. Property and Equipment, Capitalized Project Development Costs and Cash for Development Projects
Property and Equipment
Property and equipment consists of:

	September 30, 2016	December 31, 2015
	(in thousands)
Land	$770	$770
Land improvements	1,756	1,732
Buildings	4,727	4,727
Building improvements	27,366	27,284
Vehicles	304	280
Furniture, fixtures and equipment	4,214	3,894
Construction in Progress	547	197
	39,684	38,884
Less—Accumulated depreciation	(14,094)	(13,095)
	$25,590	$25,789
Depreciation expense was approximately $329,000 and $338,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.0 million for each of the nine months ended September 30, 2016 and 2015, respectively.

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
At September 30, 2016 and December 31, 2015, total Capitalized Development Projects costs were approximately $151.4 million and $10.4 million, respectively. Total Capitalized Development Projects costs consist of construction costs, site development, contractor insurance, general conditions, construction manager fees, and professional fees such as architectural, legal and accounting fees, and is reflected on the balance sheet as Capitalized Development Projects costs.

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

At September 30, 2016, the $82.2 million Cash for development projects on the Consolidated Balance Sheet represents the remaining portion from the January 2016 Rights Offering to be utilized for the Casino Project, Golf Course, and Entertainment Village. At December 31, 2015, the $15.5 million Cash for development projects on the Consolidated Balance Sheet represents the remaining funds from the January 2015 Rights Offering to be utilized for the Casino Project.
Note D. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as presented on the balance sheet, are comprised of the following at :

	September 30, 2016	December 31, 2015
	(in thousands)
Liability for horse racing purses	$1,013	$529
Accrued payroll	1,540	1,719
Series E payable	—	1,500
Accrued redeemable points	178	67
Liability to NYSGC	169	1,012
Liability for local progressive jackpot	818	927
Accrued Development Projects costs	41,782	10,811
Accrued professional fees	839	844
Federal tax withholding payable	75	154
Accrued other	1,470	1,664
Total accrued expenses and other current liabilities	$47,884	$19,227
Note E. Long-Term Loan, Related Party
Conversion of Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "Loan Agreement") with Kien Huat in the principal amount of $35.0 million, of which $17.6 million was outstanding as of December 31, 2015 in the form of a convertible promissory note (the "Kien Huat Note"). Pursuant to the Kien Huat Equity Commitment Letter, Kien Huat agreed, among other things, to convert in accordance with its terms the Kien Huat Note into shares of the Company’s common stock upon consummation of the January 2016 Rights Offering. On February 17, 2016, pursuant to the terms of the Kien Huat Equity

Commitment Letter and the Loan Agreement, the Kien Huat Note was converted into 1,332,058 shares of common stock (the "Conversion").
Letter Agreement
As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the Conversion, on February 17, 2016, at the request of the Company, Kien Huat and the Company entered a letter agreement (the “Letter Agreement”) pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three-year anniversary of the closing of the January 2016 Rights Offering and (ii) the one-year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause its affiliates other than the Company or its subsidiaries (collectively with Kien Huat, “Kien Huat Parties”) not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B Preferred Stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the board of directors (the “Board”) of the Company (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).

Note F. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (as amended, the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.
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

On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability has been recorded pursuant to the payment terms in place at December 31, 2015, which was $1.5 million as a current liability and the remainder as a long-term liability on the accompanying December 31, 2015 balance sheet.

Interest expense associated with the change in the redemption amount of the liability was $0 and $310,000 for the three months ended September 30, 2016 and 2015, respectively, and $231,000 and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Note G. Stockholders’ Equity
Authorized Capital
The Company's Amended Charter includes Empire’s authorized capital stock totaling 155 million shares, consisting of 150 million shares of common stock and five million shares of preferred stock.

Common Stock

January 2016 Rights Offering

On January 4, 2016, the Company commenced a rights offering of transferable subscription rights to holders of record of its common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into the January 2016 Standby Purchase Agreement. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which is referred to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat was paid a commitment fee in the amount of $1.5 million, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and Kien Huat was reimbursed for its expenses in an amount not exceeding $50,000. The net proceeds of the January 2016 Rights Offering will be used for (i) the expenses relating to the development of the Casino Project, (ii) to redeem the outstanding shares of the Series E Preferred Stock of the Company in accordance with the terms of an existing settlement agreement and (iii) the expenses related to the development of the Golf Course and the Entertainment Village and to support the working capital needs of the Company.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290.0 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $286.0 million following the deduction of expenses. After giving effect to the January 2016 Rights Offering (including the standby purchase pursuant to the January 2016 Standby Purchase Agreement) and the Conversion, Kien Huat owns approximately 88.4% of the outstanding shares of the Company’s common stock.
Series B Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of shares of common stock issued as payment is based upon the average closing price for the shares of common stock for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At September 30, 2016 and December 31, 2015, there were 44,258 shares of Series B Preferred Stock outstanding.
The Board authorized the cash payment of the Series B Preferred Stock quarterly dividends for calendar year 2016. Payments in the amount of $32,087 were made on April 1, 2016, July 1, 2016 and October 3, 2016.
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

Note H. Concentration
As of September 30, 2016, the Company had one debtor, Philadelphia Park, which represented 10.2% of the total net outstanding racing-related accounts receivable. As of December 31, 2015, the Company had one debtor, Hawthorne OTB, which represented 11.4% of the total net outstanding racing-related accounts receivable.
Note I. Commitments and Contingencies
Legal Proceedings
The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on its consolidated financial position, results of operations or cash flows.
Operating leases

The following table represents the minimum lease payments under the Company's operating leases:

Payments due by Period

Year ending December 31,	Total Lease Payments
(in thousands)
2016	$1,000
2017	10,000
2018	10,675
2019	7,800
2020	7,800
2021 to 2056	378,349
Total	$415,624

Note J. Related Party Transactions

On October 13, 2016, Montreign and Kien Huat entered into the KH Construction Loan Agreement. Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to loan Montreign up to an aggregate of $50 million for the sole purpose of making payments under the construction contract for the Casino Project as they come due. Montreign may request an advance under the KH Construction Loan only in the event Montreign has insufficient other funds available to pay obligations under the construction contract for the Casino Project . The term of the KH Construction Loan Agreement shall expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. Beginning on January 1, 2017, Montreign shall make monthly interest payments of 7.5% of the outstanding principal of the KH Construction Loan. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan. With the availability of the KH Construction Loan, the Company believes it has sufficient resources to finance the construction of the Casino Project through February 2017.

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

Note K. Loss Per Share

As previously discussed in Note A, the Company completed a rights offering during January 2016. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 20% discount, a bonus element was present. The Company determined the bonus element to be an additional 1.458 million shares of common stock which would be added to the denominator that was used in computing basic and diluted earnings per share during the three- and nine-month periods ending September 30, 2015. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of shares of common stock and loss per share for the three- and nine-month periods ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

	(in thousands, except per share data)

Weighted average number of common shares, as reported	9,420	9,260
Adjustment	1,458	1,458
Weighted average number of common shares, as adjusted	10,878	10,718

Loss per common share, as reported	$(1.40)	$(2.70)
Adjustment	$(0.19)	$(0.37)
Loss per common share, as adjusted	$(1.21)	$(2.33)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Recent Events

On October 13, 2016, Montreign Operating Company, LLC ("Montreign") and Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, entered into a loan agreement (the "KH Construction Loan Agreement"). Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to loan Montreign (the "KH Construction Loan") up to an aggregate of $50 million for the sole purpose of making payments under the construction contract for the development of Montreign Resort Casino ("Montreign Resort Casino" or the "Casino Project") as they come due. Montreign may request an advance under the KH Construction Loan only in the event Montreign has insufficient other funds available to pay obligations under the construction contract for the Casino Project. The term of the KH Construction Loan Agreement shall expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. Beginning on January 1, 2017, Montreign shall make monthly interest payments of 7.5% of the outstanding principal of the KH Construction Loan. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan.

Monticello Casino & Raceway
Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, approximately 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In a letter dated April 13, 2016, the New York State Gaming Commission (the "NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2016. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
VGM Operations
Revenues derived from our VGM operations consist of VGM revenues and related food and beverage revenues. The VGMs are owned by the State of New York. VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. The 2015-2016 New York State Budget expanded the statutory definition of Video Lottery Gaming, which enables MRMI to operate ETGs of blackjack and three-card poker. MRMI has added ETGs of blackjack and three-card poker to its facility and will add other games as they are approved by the NYSGC.
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

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA") entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the "2014 MHHA Agreement"). The 2014 MHHA Agreement had an initial term of two years. However, because our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign") was awarded a Gaming Facility License (defined below), the 2014 MHHA Agreement was extended for an additional seven years beginning on the date that the NYSGC approves the Casino Project (defined below) to engage in legalized gaming. On that same date, MHHA will also receive 200,000 shares of Empire common stock and a warrant to purchase 60,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.
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
Adelaar and Montreign Resort Casino

On December 21, 2015, Montreign was awarded a license (a “Gaming Facility License”) by the NYSGC to operate a resort casino (“Montreign Resort Casino” or the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County, approximately 90 miles from New York City (“Adelaar” or the “Adelaar Project”), which is described below. The award of the Gaming Facility License follows the Company’s selection in December 2014 by the New York State Gaming Facility Location Board (the “Siting Board”) as the sole Hudson Valley - Catskills Area casino applicant eligible to apply to the NYSGC for a Gaming Facility License. The Gaming Facility License became effective on March 1, 2016 (the "License Award Effective Date").

The Adelaar Project is to be located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties. Montreign Resort Casino is part of the initial phase of the Adelaar Project, which will also include an Indoor Waterpark Lodge (the "Waterpark"), a Rees Jones redesigned “Monster” Golf Course (the “Golf Course”) and an Entertainment Village, which will include, among other things, retail, restaurant, shopping and entertainment (the “Entertainment Village” and, together with the Casino Project and the Golf Course, the "Development Projects" and the Development Projects together with the Waterpark, the “Initial Projects”).
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
Gaming Facility License

The Gaming Facility License will have an initial duration of 10 years from March 1, 2016. It is renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC including the following: the payment of a license fee of $51 million; causing the investment of not less than approximately $854 million (the “Minimum Capital Investment”) in the development of the initial phase of Adelaar in accordance with the submitted plans for Montreign Resort Casino and Adelaar; the deposit of a bond representing 10% of the Minimum Capital Investment (the "Minimum Capital Investment Deposit"); commencement of gaming operations on or before March 1, 2018; compliance with state minority-owned and woman-owned business enterprise requirements; and the creation of a minimum of 1,425 full time and 96 part time jobs.

On March 1, 2016, the Minimum Capital Investment Deposit in the aggregate of $85.4 million was made. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's (as defined below) portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the infrastructure for Adelaar and the Waterpark. In addition, on February 25, 2016, we paid the licensing fee of $51 million.
Golf Course and Entertainment Village

Our subsidiaries are responsible for the development and construction of the Golf Course and the Entertainment Village. The development of the Entertainment Village is expected to be built-out in phases. We have agreed to invest a minimum of $15 million in the development and construction of the Golf Course and $25 million in the development and construction of the Entertainment Village. The Company is currently preparing the design plans for the Entertainment Village. The Company, through its wholly-owned subsidiary, Empire Resorts Real Estate I, LLC (“ERREI”), has obtained final Site Plan Approval from the Town of Thompson Planning Board, and has begun site preparation for the redesign of the Golf Course.
Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), Montreign, ERREI and Empire Resorts Real Estate II LLC ("ERREII" and together with Montreign and ERREI, the “Project Parties”), each a wholly-owned subsidiary of the Company, on the one hand, and EPT, EPR LP and Adelaar Developer, LLC ("Adelaar Developer" and, together with EPT and EPR LP, "EPR"), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of Adelaar.

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

Empire Project Parcel Leases

On September 3, 2015, MRMI and EPT entered into a non-binding term sheet (the “Term Sheet”) which contemplated, among other things, the lease by the Project Parties of parcels containing the Golf Course (the "Golf Course Parcel") and Entertainment Village (the "Entertainment Village Parcel" and, together with the Casino Parcel (defined below) and the Golf Course Parcel, the "Empire Project Parcels") in addition to the Casino Parcel. The Term Sheet also contemplated a separate purchase option agreement granting MRMI and/or its affiliates the right to purchase all three, but not less than all three, of the Empire Project Parcels. As a result, on December 28, 2015, the Project Parties entered into a lease for the Casino Parcel (the "Casino Lease"), the Golf Course Parcel (the "Golf Course Lease"), and the Entertainment Village Parcel (the "Entertainment Village Lease" and, together with the Casino Lease and the Golf Course Lease, the "Leases") and the Purchase Option Agreement (defined and described below). The Leases supersede that certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the “Original Option Agreement”), which granted to the Company the right to lease the parcel on which Montreign Resort Casino (the "Casino Parcel") would be built. Option payments made by the Company pursuant to the Original Option Agreement , which aggregate to a total of $8.5 million, are being applied against rent amounts due to EPT as rent under the Casino Lease, as more fully described below.

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

Regulation

VGM and Racing Operations
Our VGM, harness horseracing and simulcast activities in the State of New York are overseen by the NYSGC, Division of Lottery and Division of Horse Racing and Pari-Mutuel Wagering, respectively. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business.

By statute, from April 1, 2008 until March 31, 2017, 41% of gross VGM revenue is distributed to us. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming shall only be permitted for no more than 20 consecutive hours per day and on no day shall such operation be conducted past 6:00 a.m. In addition to receiving 41% of our VGM revenue from our operations at Monticello Casino and Raceway through March 31, 2017, the law provides for a subsidized free play allowance of 15%.
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
In connection with the Company application for a Gaming Facility License in response to the Siting Board's Request for Applications (the "RFA"), we paid to the NYSGC an application fee of $1 million ("Application Fee") to help defray the costs associated with the processing and investigation of our application. We were notified that the investigation costs were below the amount of the Application Fee paid, and the unexpended portion, in the amount of approximately $189,000, was returned to us.
On March 1, 2016, the Minimum Capital Investment Deposit was made in the amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's Minimum Capital Investment in the Development Projects, and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the infrastructure for Adelaar and the Waterpark. In addition, on February 25, 2016, we paid the license fee of $51 million, which is reflected on the accompanying consolidated balance sheet as an intangible asset as of September 30, 2016.

Our casino gaming activities in the State of New York are overseen by the NYSGC, Division of Gaming. The tax rate on slot machines at Montreign Resort Casino will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC based on a rate related to the effective tax rate on all gross gaming revenue at Montreign Resort Casino. Existing payments to the racing industry for purses and breeding will be maintained. However, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually pursuant to changes in the consumer price index.
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

Competition

Monticello Casino and Raceway

Our gaming operations are located in the Catskills region in the State of New York, which has historically been a resort area, although the area's popularity has declined with the growth of other resort destinations. We are located approximately 90 miles northwest of New York City. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access, and is less than 1,000 feet from the highway’s exit. There are approximately 1.1 million adults who live within 50 miles of Monticello Casino and Raceway as reported by Alteryx and casinocity.com. Pursuant to information from the U.S. Census Bureau, in Sullivan County, the median household income from 2010 to 2014 was approximately $49,000.

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

New York

In New York, we face competition for guests from Orange, Dutchess and Ulster Counties for our VGM operation from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities.

New York legislators have introduced bills related to Internet gaming and Internet poker. On August 3, 2016, New York Governor Cuomo signed legislation to legalize interactive fantasy sports. We are unable to determine whether Internet gaming or Internet poker legislation will be enacted and what effect current or future legislation could have on our current operations.

Pennsylvania

To a lesser extent, Monticello Casino and Raceway faces competition from two casinos that are in Pennsylvania. Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of October 28, 2016, there were 12 casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, in Wilkes-Barre, Pennsylvania, located approximately 70 miles southwest of Monticello, which has approximately 2,330 slot machines and 75 table games, including 18 poker tables, and a hotel and spa. In addition, Mount Airy Casino Resort in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello, has approximately 1,868 slot machines and 81 table games, including nine poker tables, a hotel, spa and a golf course. The Pennsylvania Gaming Control Board ("PGCB") selected Stadium Casino, LLC to be awarded the 13th license for a casino to be located in Philadelphia, PA.

Pennsylvania legislators have introduced bills related to Internet gaming and the conduct of lottery on the Internet. Such bills have been referred to committees. We are unable to determine whether and which, if any, legislation may be enacted and what effect it could have on our current operations.

New Jersey

From time to time, New Jersey has reviewed options to place slot machines in various locations, including the Meadowlands Racetrack located in Bergen County, New Jersey. Currently, no slot machines or legalized full-scale casino gambling is permitted at the privately-operated Meadowlands Racetrack. A referendum was placed on the ballot to be voted on in November 2016, to enable voters to vote whether or not to amend the New Jersey State Constitution to permit two casinos in separate counties in New Jersey, at least 72 miles from Atlantic City. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project.

In November 2011, the voters in New Jersey approved a constitutional amendment permitting the legislature to authorize, by law, wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, in August 2016, the U.S. Third Circuit Court of Appeals upheld the prohibition of sports gambling in New Jersey, ruling that under federal law New Jersey may not permit racetracks and casinos to accept such sports wagers. We are uncertain if legalized sports wagering in New Jersey, if permitted in the future, would have an impact on our current or future operations.
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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these estimates during the three- and nine-month periods ended September 30, 2016.

Results of Operations - Three Months ended September 30, 2016 Compared to Three Months ended September 30, 2015
The results of operations for the three months ended September 30, 2016 and 2015 (unaudited) are summarized below (dollars in thousands):

	September 30, 2016	September 30, 2015	Variance $	Variance %
Revenues:
Gaming	$16,423	$17,408	$(985)	(6)%
Food, beverage, racing and other	2,768	3,068	(300)	(10)%
Gross revenues	19,191	20,476	(1,285)	(6)%
Less: Promotional allowances	(661)	(964)	303	31%
Net revenues	18,530	19,512	(982)	(5)%
Costs and expenses:
Gaming	11,814	12,403	589	5%
Food, beverage, racing and other	2,572	2,710	138	5%
Selling, general and administrative	5,244	3,030	(2,214)	(73)%
Development expenses	3,159	13,396	10,237	76%
Stock-based compensation	800	121	(679)	(561)%
Depreciation	329	338	9	3%
Total costs and expenses	23,918	31,998	8,080	25%
Loss from operations	(5,388)	(12,486)	7,098	57%
Amortization of deferred financing costs	—	(6)	6	100%
Interest income / (expense), net	—	(647)	647	100%
Net loss	$(5,388)	$(13,139)	$7,751	59%
Gaming revenue
Gaming revenue decreased by approximately $985,000 or 6% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $17.4 million to $16.4 million. VGM hold percentage decreased to 6.4% for the three months ended September 30, 2016 versus 7.0% for the same period in 2015, which caused the decrease in gaming revenue. The VGM hold percentage decrease was slightly offset by a 2.2% increase in handle. Additionally, the average daily win per unit decreased from $170.47 to $160.82 for the same period.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $300,000 or 10% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $3.1 million to $2.8 million. Racing revenue decreased by $232,000 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of Off-Track Betting Corporation ("OTB'S") statutory payments this quarter versus the same quarter last year. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population resulting in fewer races.
Food and beverage revenue decreased approximately $55,000 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to reduced sales in the food court and buffet. Patron count continues to decrease, which has a direct impact on food and beverage revenue.
Other revenue decreased by approximately $12,000 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to lower valet and ATM revenue. Patron count continues to decrease, which has a direct impact on food and beverage revenue.
Promotional allowances
Promotional allowances decreased by approximately $303,000 or 31% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $964,000 to $661,000. Subsidized free play decreased $312,000, based on information received from NYSGC for the quarter ended September 30, 2016, which reduced gaming revenue and promotional allowances. In addition, player club awards decreased approximately $8,000. Partially offsetting these decreases were increases in food and beverage comps and increases and other categories.

Gaming costs

Gaming costs decreased by approximately $589,000 or 5% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $12.4 million to $11.8 million. NYSGC and other commissions decreased approximately $631,000, resulting from lower cash gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits increased by approximately $69,000, as compared to the same period in the prior year, due to higher compensation expenses. Other gaming expenses decreased by approximately $27,000, due to lower expenditures for utilities, software costs and repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased by approximately $138,000 or 5% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $2.7 million to $2.6 million, primarily due to lower purse and related racing expenses of $85,000. Additionally, food and beverage cost of goods sold, as well as payroll and related benefits, decreased due to lower sales and staffing by $53,000.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by approximately $2.2 million or 73% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $3.0 million to $5.2 million. Professional costs increased $1.7 million. Payroll and related benefit costs were higher by approximately $296,000. Marketing expenses increased $123,000 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Real estate taxes increased approximately $108,000, as compared to the prior year period.
Development expenses
Development costs decreased approximately $10.2 million or 76% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, from $13.4 million to $3.2 million. As a result of being awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain expenditures on the Casino Project during the fourth quarter of 2015. All expenditures that could be capitalized related specifically to the Casino Project in fiscal 2015. Beginning in the first quarter of 2016, the Company also incurred expenditures relating to the Entertainment Village and the Golf Course that could be capitalized. Accordingly, the balance sheet item "capitalized project development costs" was renamed "Capitalized Development Projects costs" to collectively reflect the capitalized expenditures for the Casino Project, Entertainment Village and Golf Course.
During 2015, we incurred $13.4 million of development costs, which consisted of $10.3 million in architectural, engineering fees and construction manager costs which are now being capitalized, $981,000 for legal, consulting and other professional services, as well as a $975,000 payment to Kien Huat for a commitment fee pursuant to the Kien Huat Equity Commitment Letter (as defined and discussed below). Non-refundable payments pertaining to the Original Option Agreement with EPR were $1.1 million for the three months ending September 30, 2015. During the three months ending September 30, 2016 we incurred $2.6 million in accrued lease expenses and $138,000 of real estate tax expense, as well as approximately $426,000 in payroll and related benefits, insurance and other expenses.

Interest income/(expense), net
De minimis interest income was recorded for the three months ended September 30, 2016, as compared to net interest expense of $647,000 the three months ended September 30, 2015. The decrease in interest expense is due to the redemption of the Series E Preferred Stock on March 7, 2016 and the conversion of the Kien Huat Note on March 17, 2016.
The amount of interest expense relating to the Series E Preferred Stock recorded was $0 and $310,000 for the three months ended September 30, 2016 and 2015, respectively, due to the redemption of the Series E Preferred Stock, as discussed above.

Results of Operations - Nine months ended September 30, 2016 Compared to Nine months ended September 30, 2015
The results of operations for the nine months ended September 30, 2016 and 2015 (unaudited) are summarized below (dollars in thousands):

	September 30, 2016	September 30, 2015	Variance $	Variance %
Revenues:
Gaming	$46,307	$45,754	$553	1%
Food, beverage, racing and other	8,218	8,557	(339)	(4)%
Gross revenues	54,525	54,311	214	—%
Less: Promotional allowances	(2,384)	(2,422)	38	2%
Net revenues	52,141	51,889	252	—%
Costs and expenses:
Gaming	33,908	33,679	(229)	(1)%
Food, beverage, racing and other	7,674	7,910	236	3%
Selling, general and administrative	15,343	8,917	(6,426)	(72)%
Development expenses	9,382	22,825	13,443	59%
Stock-based compensation	2,032	391	(1,641)	(420)%
Depreciation	1,000	1,011	11	1%
Total costs and expenses	69,339	74,733	5,394	7%
Loss from operations	(17,198)	(22,844)	5,646	25%
Amortization of deferred financing costs	(2)	(21)	19	90%
Interest expense, net	(409)	(1,969)	1,560	79%
Net loss	$(17,609)	$(24,834)	$7,225	29%
Gaming revenue
Gaming revenue increased by approximately $553,000 or 1% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, from $45.8 million to $46.3 million. Handle increased approximately $38.8 million or 5.8% for the same period and the average daily win per unit increased from $150.99 to $152.26 for the same period. VGM hold percentage decreased to 6.5% for the nine months ended September 30, 2016 versus 6.8% for the same period in 2015. In addition, during the first quarter of 2016 we had favorable weather conditions, as compared to the same period in 2015.
Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $339,000 or 4% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, from $8.6 million to $8.2 million. Racing revenue decreased by $263,000 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of Off-Track Betting Corporation ("OTB'S) statutory payments this year versus the same quarter last year. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population resulting in fewer races.
Food and beverage revenue decreased approximately $132,000 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to reduced sales in the food court and buffet.
Other revenue increased by approximately $55,000 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to higher valet and ATM revenue.

Promotional allowances

Promotional allowances decreased by $38,000 or 2% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to food and beverage complimentaries increase of $27,000 and player club awards increase of $79,000. Non-subsidized free play decreased $144,000 for the nine month period ended September 30, 2016.
Gaming costs
Gaming costs increased by $229,000 or 1% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, from $33.7 million to $33.9 million, due to higher NYSGC and other commissions of $293,000, resulting from higher gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits increased by $144,000, as compared to the same period in the prior year and other gaming expenses decreased by $208,000, primarily due to lower utilities, repairs and maintenance.
Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased approximately $236,000 or 3% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, from $7.9 million to $7.7 million, primarily due to lower food and beverage-related cost of goods, as well as payroll and related benefits of $163,000. In addition, lower racing-related purse and other expenses of $73,000 contributed to the cost reductions in the current period .
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $6.4 million or 72% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, from $8.9 million to $15.3 million. Professional costs increased by approximately $5.4 million. Payroll and related benefits costs increased approximately $579,000. Marketing-related expenses increased $259,000 and other expenses increased $237,000, primarily due to higher sales tax, real estates taxes and insurance expense.
Development expenses
Development expenses decreased $13.4 million or 59% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, from $22.8 million to $9.4 million. As a result of being awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain expenditures on the Casino Project during the fourth quarter of 2015. All expenditures that could be capitalized related specifically to the Casino Project in fiscal 2015. Beginning in the first quarter of 2016, the Company also incurred expenditures relating to the Entertainment Village and the Golf Course that could be capitalized. Accordingly, the balance sheet item "capitalized project development costs" was renamed "Capitalized Development Projects costs" to collectively reflect the capitalized expenditures for the Casino Project, Entertainment Village and Golf Course.
The $22.8 million recorded for the nine months ending September 30, 2015 consisted of $15.9 million in architectural, engineering fees and construction manager costs, $2.5 million of expenses for legal, consultants and other professional services and $3.4 million of non-refundable payments pertaining to the Option Agreement with EPR, as well as a $975,000 payment to Kien Huat for a commitment fee pursuant to the Kien Huat Equity Commitment Letter. The $9.4 million recorded for the 2016 period consisted of $7.8 million in accrued land lease expenses and $412,000 in property tax expense, as well as $1.2 million in payroll and related benefits, insurance, legal, consultants and professional services.

Interest income/(expense), net
Net interest expense decreased $1.6 million or 79% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 from $2.0 million to $410,000. Increases in the redemption value of our mandatorily redeemable Series E Preferred Stock were recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $410,000 and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period, pursuant to the terms of the Settlement Agreement.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations will be sufficient to meet working capital requirements, excluding expenditures on the Development Projects, for at least the next 12 months. To finance a portion of the Development Projects expenses, the Company consummated the January 2016 Rights Offering, from which the Company received net proceeds of $286.0 million. To complete the Development Projects, the Company will need to raise additional funds. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period will depend on the Company’s growth and operating results, as well as the progress of the Development Projects. To raise the additional capital necessary for the Development Projects, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including as set forth in the Kien Huat Equity Commitment Letter and the Kien Huat Financing Commitment (each as defined and discussed below). The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of September 30, 2016, we had total current assets of approximately $15.9 million and total current liabilities of approximately $50.1 million, which includes approximately $41.8 million in accrued Development Projects costs. As of September 30, 2016, our total assets included approximately $82.2 million of remaining net proceeds from January 2016 Rights Offering (as defined and discussed below), which will be used to pay the accrued Development Projects costs included in our current liabilities. The net proceeds from the January 2016 Rights Offering, which will be used for Development Projects expenses, are presented on the balance sheet as a non-current asset as required by GAAP, because they will be used for the construction of a long-term asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $17.2 million for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2016 was primarily related to the development expenses in the amount of $9.4 million that could not be capitalized , increased professional fees of approximately $5.4 million and increased stock compensation costs of $2.0 million. The $9.4 million of development expenses consisted of $8.2 million in land lease and property tax expense and $1.2 million in payroll and related benefits, insurance, legal, consultants and professional services and other expenses. Additionally, $141.0 million of the costs incurred for the Development Projects were eligible to be capitalized for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, total Development Projects costs incurred were approximately $154.2 million. Of this amount, $12.8 million was expensed, consisting of $8.2 million in land lease and property tax expense and $4.6 million in payroll and related benefits, insurance, legal, consultants and professional services and other expenses. $141.0 million of Development Projects costs were capitalized during the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, total Casino Project development costs incurred were approximately $22.8 million and consisted of $2.5 million in legal, consultants and other professional services, $3.4 million of non-refundable payments pertaining to the Original Option Agreement with EPR, and $15.9 million in architectural, engineering fees and construction manager costs. An additional payment of $975,000 was made to Kien Huat for a commitment fee pursuant to the Kien Huat Equity Commitment letter.

Following the Company’s selection by the Siting Board to apply to the NYSGC for a Gaming Facility License, the Company submitted to the NYSGC an upgraded plan for the Casino Project (the “Upgraded Casino Plan”) and other changes to the initial phase of the Adelaar Project, including changes to the Entertainment Village and the Golf Course (the “Amended Adelaar Plan”). The Upgraded Casino Plan and the Amended Adelaar Plan, which are the basis for the Gaming Facility License the Company was awarded, requires that we invest, or cause to be invested, no less than approximately $854 million ("Minimum Capital Investment") in the development of the initial phase of Adelaar, in accordance with the submitted plans for Montreign Resort Casino and Adelaar.

The Gaming Facility License became effective on the License Award Effective Date, which was March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which, in addition to the Minimum Capital Investment, require Montreign, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date; and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit was made, in the amount of $85.4 million. The Company's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the

Casino Project, Golf Course and Entertainment Village and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the infrastructure of Adelaar and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond shall be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million on July 1, 2017; and (iii) approximately $30.1 million on January 15, 2018, unless the surety has been discharged and released from all liability under the bond and (ii) the surety has determined that all obligations to the surety under an indemnity agreement have been fully paid, performed and satisfied.

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

To support the Upgraded Casino Plan, the expenses related to the development of the Golf Course and Entertainment Village, to redeem the Series E Preferred Stock and to provide working capital for the Company, the Company and Kien Huat entered into a second amendment to the Original Equity Commitment Letter (the “Second Amendment” and together with the Original Equity Commitment Letter, the "Kien Huat Equity Commitment Letter") on September 22, 2015. Pursuant to the Second Amendment, Kien Huat increased its overall equity investment commitment to the Company from $150 million plus the amount necessary to redeem the Series E Preferred Stock to an aggregate total of $375 million, which amounts include the $50 million invested in the January 2015 Rights Offering. In particular, Kien Huat agreed to participate in and backstop two additional rights offerings, the first of which is the January 2016 Rights Offering, which Kien Huat has agreed to backstop in an amount not to exceed $290 million. Kien Huat also agreed to participate in and backstop a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering"). Except for the increase in the overall commitment amount, the terms and conditions of the Kien Huat Equity Commitment Letter remain unchanged.

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

The Company believes it has sufficient cash on hand to finance the construction of the Casino Project through December 2016. To ensure progress on the Casino Project continues without interruption while the Company evaluates its financing alternatives, Montreign and Kien Huat entered into a loan agreement dated October 13, 2016 (the "KH Construction Loan Agreement"). Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to loan Montreign (the "KH Construction Loan") up to an aggregate of $50 million for the sole purpose of making payments under the construction contract for the Casino Project as they come due. Montreign may request an advance under the KH Construction Loan only in the event Montreign has insufficient other funds available to pay obligations under the construction contract for the Casino Project . The term of the KH Construction Loan Agreement shall expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. Beginning on January 1, 2017, Montreign shall make monthly interest payments of 7.5% of the outstanding principal of the KH Construction Loan. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan.With the availability of the KH Construction Loan, the Company believes it has sufficient resources to finance the construction of the Casino Project through February 2017.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On January 3, 2014, we filed a universal shelf registration statement on Form S-3 (the "Existing Shelf Registration Statement"), which was declared effective on February 12, 2014, covering the offer and sale of up to $250 million of our securities. As of November 3, 2016, we had up to approximately $83.7 million available for future issuances under the Existing Shelf Registration Statement . However, because the Company's public float is less than $75 million as of the date of this filing, we will be limited in the amount of securities we may sell under the Existing Shelf Registration Statement to an amount no greater than one-third of our public float. This amount of availability is sufficient to complete the Follow-On Rights Offering.
In addition, because the Existing Shelf Registration Statement will expire in February 2017, the Company filed a new universal shelf registration statement on Form S-3 (the "New Shelf Registration Statement") covering the offer and sale of up to $250 million of our securities on October 14, 2016. The New Shelf Registration Statement is pending review by the SEC. Upon the effectiveness of the New Shelf Registration Statement, the Company will have an aggregate capacity of $333.7 million available, which amount may be limited in the event that the Company's public float is less than $75 million at the time the New Shelf Registration Statement becomes effective. The sale of additional equity will result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company.

Net cash used in operating activities was approximately $19.6 million and $17.4 million during the nine months ended September 30, 2016 and 2015, respectively. We continue to have cash flows used in operating activities, due to the expenses we are incurring related to the Development Projects. We incurred $9.4 million and $22.8 million of development costs during the nine months ended September 30, 2016 and 2015, respectively, which amounts could not be capitalized. Operating activity for the nine months ending September 30, 2016 was significantly affected by accrued Casino Project development expenses as of December 31, 2015, which were incurred prior to receiving the Gaming Facility License. Fiscal 2016 cash flows included a $6.8 million reduction in Accrued Expenses, as compared to an increase in Accrued Expenses of $5.6 million recorded in fiscal 2015. Our operating cash flows for the nine months ended September 30, 2015 were negatively impacted by (i) severe weather during the first quarter that caused a reduction in revenues, and (ii) the economic and competitive landscape in the region.

Net cash used in investing activities was approximately $232.7 million and $34.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of approximately $198.1 million between 2016 and 2015 is the result of $99.4 million of Capitalized Development Projects costs, $15.0 million in cash collateral for the deposit bond, $51.0 million license fee payment for the Casino Project and $32.7 million change in cash restricted for the Development Projects. Our total assets include approximately $82.2 million of remaining net proceeds available from the January 2016 Rights Offering, which are presented on the balance sheet as a non-current asset. The proceeds of the January 2016 Rights Offering may be used solely to pay for the expenses relating to the Development Projects. For the nine months ending September 30, 2015, we incurred approximately $22.8 million in cash expense from the January 2015 Rights Offering for costs related to the application for and receipt of a Gaming Facility License for the Casino Project and for development purposes.

Net cash provided by financing activities was approximately $255.0 million and $51.6 million for the nine months ended September 30, 2016 and 2015, respectively. Approximately $286.0 million was received from the January 2016 Rights Offering, which is net of approximately $4.0 million of expenses. Approximately $49.5 million was received from the January 2015 Rights Offering, which is net of approximately $472,000 of expenses.

On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on the Series B Preferred Stock in the amount of approximately $167,000 and payment was made the same day. Additionally, payments in the amount of approximately $32,000 were made on April 1, 2016, July 1, 2016 and October 3, 2016, for the quarterly dividend payments.

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
We carried out an evaluation as of September 30, 2016 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ending December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2016 and June 30, 2016, which should be read in conjunction with this report.

These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: November 4, 2016	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: November 4, 2016	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President, Chief Operating Officer and Chief Financial Officer