Form 10-K
period 2016-12-31
EMPIRE RESORTS INC
filed 2017-03-13
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NASDAQ Global Market
Securities registered under Section 12(g) of the Act:
None
(Title of class)
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2016 was $52,294,868 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 10, 2017, there were 31,187,247 shares of the registrant’s common stock outstanding.
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
On December 21, 2015, our indirect wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign Operating"), was awarded a gaming license (a "Gaming Facility License") by the New York State Gaming Commission ("NYSGC") to operate a resort casino (the "Casino Project") to be located at the site of a four-season destination resort being developed in the Town of Thompson in Sullivan County, approximately 90 miles from New York City (the "Destination Resort"), which is described below. Montreign Operating is the sole holder of a Gaming Facility License in the Hudson Valley-Catskill Area, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State. The Gaming Facility License became effective on March 1, 2016.
The Destination Resort is located on approximately 1,700 acres (the “EPT Property”) owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties, an entity unrelated to the Company. The Casino Project is part of the initial phase of the Destination Resort, which will also include an Indoor Waterpark Lodge (the "Waterpark"), a Rees Jones-redesigned "Monster" Golf Course (the "Golf Course Project") and an Entertainment Village, which will include hotel, retail, restaurants and other amenities (the "Entertainment Village Project" and, together with the Casino Project and the Golf Course Project, the "Development Projects"). In addition to the Casino Project, subsidiaries of Montreign Operating are responsible for developing the Entertainment Village Project and the Golf Course Project. Subsidiaries of EPR Properties are responsible for developing the Waterpark.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, approximately 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. ETGs include the games of roulette, blackjack and 3-card poker. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In a letter dated December 23, 2016, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2017. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

Recent Events

Corporate Restructuring

In January 2017, the Company undertook certain corporate restructuring. In particular, Empire created Montreign Holding Company, LLC ("Montreign Holding"), a wholly-owned subsidiary, to which it contributed all of its membership interests in Montreign Operating, which was formerly a wholly-owned subsidiary of Empire. Concurrently, Empire contributed to Montreign Operating all of its membership interests in each of Empire Resorts Real Estate I, LLC ("ERREI"), which is developing the Golf Course Project, and Empire Resorts Real Estate II, LLC ("ERREII" and together with ERREI, the "Montreign Subsidiaries" and, together with ERREI and Montreign Operating, the "Project Parties"), which is developing the Entertainment Village Project, each of which were formerly wholly-owned subsidiaries of Empire. The diagram below illustrates the Company's organization as to these entities before and after the restructuring:

.

Debt Financing for the Development Projects

On January 24, 2017, Montreign Operating closed a senior secured first lien term loan facility, which provides an aggregate principal amount of $485 million of senior secured first lien term loans, consisting of $70 million of Term A loans and $415 million of Term B loans. In addition, on the same date, Montreign Operating entered into a senior secured revolving credit facility in the amount of $15 million. The net proceeds of the senior secured term facility will be used to fund costs relating to the construction of the Development Projects and the proceeds of the senior secured revolving credit facility will be used for working capital, capital expenditures and other general corporate expenses of Montreign Operating following the opening of the Casino Project to the public. The obligations of Montreign Operating under the aforementioned loan facilities are guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating by Montreign Holding. In connection with the senior secured term facility, Empire provided a guaranty capped at $30 million on the completion of construction of the Casino Project and the Entertainment Village Project. Please see "Business - The Destination Resort and the Development Projects - Term Loan Agreement and Revolving Credit Agreement" below for more information.

    Kien Huat Montreign Loan Agreement

On January 24, 2017, Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, and Montreign Holding entered into a loan agreement (the "Kien Huat Montreign Loan Agreement"), pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"). The net proceeds of the Kien Huat Montreign Loan will be used as a capital contribution to Montreign Operating for use towards the development and operating expenses of the Development Projects. The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests of Montreign Holding by Empire. Please see "Business - The Destination Resort and the Development Projects - Kien Huat Montreign Loan Agreement" below for more information.
The Destination Resort and the Development Projects
The Destination Resort is located on the EPT Property in the Town of Thompson in Sullivan County, New York. The Casino Project is part of the initial phase of the Destination Resort, which will also include the Waterpark, the Golf Course Project and the Entertainment Village Project (the Casino Project, the Waterpark, the Golf Course Project and the Entertainment Village Project, collectively the “Initial Projects”). The Company currently expects the construction of the Development Projects will cost approximately $909 million, which includes $744 million of currently expected costs for the Development Projects, $72 million for contingency and interest reserves, $51 million for the Gaming Facility License fee and $42 million of original issue discount and financing and legal fees.
The Casino Project
The Casino Project is designed to meet five-star and five-diamond standards and is expected to include:

•	a 95,200-square foot casino floor featuring 2,150 slot machines and 130 table games, which will include Asian-themed games, and a 16 – 18 table poker room;

•	designated VIP/high-limit areas located within the main gaming floor, which will offer a minimum of 26 slot machines, eight table games, and a player’s lounge offering food and beverage;

•
an 18-story hotel tower containing 332 luxury rooms (including at least eight 1,000 – 1,200-square foot garden suites, seven 2,400-square foot two-story townhouse villas, and 12 penthouse-level suites), indoor pools and two fitness centers;

•	a separate private gaming area containing six private VIP gaming salons, a 10-game pit, a private gaming cage, and butler service;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 2,000 people and a mezzanine level that includes access to outdoor terraces and approximately 7,000 square feet of meeting room space;

•	a 7,500-square foot spa located on the VIP level; and

•	eight restaurants and seven bars.

As of February 28, 2017, approximately 85% of the Guaranteed Maximum Price (defined below)(see "Business - The Destination Resort and the Development Projects - LP Ciminelli" below for more information) under the construction manager agreement with LP Ciminelli for the Casino Project has been contracted. Additionally, approximately 45% of the construction of the Casino Project is complete.
Gaming Facility License

The Gaming Facility License became effective on March 1, 2016. The Gaming Facility License will have an initial duration of 10 years from March 1, 2016. It will be renewable thereafter for a period of at least an additional ten years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC, including the following:
•     the payment of an aggregate license fee of $51 million, which was paid on March 30, 2016;

•
causing the investment of not less than approximately $854 million (the “Minimum Capital Investment”) in the development of the Initial Projects and infrastructure for the Destination Resort in accordance with the submitted plans for the Casino Project and the Destination Resort;

•	deposit of a bond representing10% of the Minimum Capital Investment (the "Minimum Capital Investment Deposit"), which was completed on March 1, 2016;

•	commencement of gaming operations on or before March 1, 2018;

•	compliance with New York State minority-owned and woman-owned business enterprise ("MWBE") requirements with respect to the Casino Project; and

•	the creation of a minimum of 1,425 full-time and 96 part-time jobs.
The Golf Course Project and the Entertainment Village Project

ERREI and ERREII are responsible for the development and construction of the Golf Course Project and the Entertainment Village Project, respectively. The development of the Entertainment Village Project is expected to be built-out in phases. The Company is currently preparing the design plans for the Entertainment Village Project, which will consist of a non-gaming hotel with 100-200 guest rooms as well as dining, entertainment and retail offerings. The targeted rating for this hotel and its related amenities is in the range of 3-Star and 3-Diamond standards to serve mid-market customers. On December 8, 2016, the Company submitted to the Town of Thompson Planning Board (the "Planning Board") an application for the approval for the site plan for the hotel to be located within the Entertainment Village Project. The Planning Board held a special public hearing to consider the application on March 1, 2017.

ERREI has obtained final site approval from the Planning Board for, and has begun site preparation of, the redesign of the Golf Course Project. On December 28, 2016, the Planning Board extended this site plan approval for a period of six months to allow the Company to coordinate the commencement of construction and to obtain final approval of updates to the wetlands permits from the United States Army Corps of Engineers and the New York State Department of Environmental Conservation, if required.

Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), the Project Parties, on the one hand, and EPT, EPR LP and Adelaar Developer, LLC (the “Destination Resort Developer,” together with EPT and EPR LP collectively, “EPR”), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of the Initial Projects.

In accordance with the terms of the MDA, the Project Parties shall each be responsible for the development and construction of their portion of the Development Projects. On December 28, 2015, Empire entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of the Project Parties described in this paragraph.

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) for the Destination Resort. EPR has agreed to be responsible for the development and construction of the Waterpark with a minimum capital investment of $120 million, and the infrastructure for the Destination Resort. EPR financed the costs of the infrastructure by the issuance of tax-exempt bonds by a local development corporation. The debt service for these infrastructure bonds will be funded through special district tax assessments, a portion of which will be allocated to each of the parcels on which the Initial Projects are being built. EPR and the Project Parties have agreed to a capped dollar amount on the special district tax assessment for each of the parcels on which the Development Projects are being built, above which the Project Parties will not be responsible. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless Montreign Operating fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

On January 24, 2017, the MDA was amended to (a) reflect that EPR has secured bond financing in connection with its infrastructure development obligations and (b) account for increases in the common infrastructure budget (and corresponding increases in Empire’s common infrastructure cap amount) in connection with the development of additional roads and increase in the budgeted amounts for New York State Electric and Gas costs. The changes to Empire’s common infrastructure cap amount were also reflected in each of the amendments to the Casino Lease, Golf Course Lease and Entertainment Village Lease.

Development Project Parcel Leases and Purchase Option Agreement

On December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease and the Purchase Option Agreement (each as defined and described in "Properties - EPT Property" below). Option payments made by the Company pursuant to that certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the "Original Option Agreement"), which total $8.5 million, were applied against rent amounts due to EPT as rent under the Casino Lease, as more fully described below. The Original Option Agreement, which granted the Company the right to lease the Casino Parcel, was superseded by the Casino Lease, Golf Course Lease and the Entertainment Village Lease, which are described below in "Properties - EPT Property".

Term Loan Agreement and Revolving Credit Agreement

Term Loan Agreement

On January 24, 2017 (the "Loan Closing Date"), Montreign Operating entered into a Building Term Loan Agreement (the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch ("Credit Suisse"), as administrative agent. The Term Loan Agreement provides for loans to be made to Montreign Operating in an aggregate principal amount of $485 million (the "Term Loan Facility").

The Term Loan Facility consists of $70 million of Term A loans (the "Term A Loan") and $415 million of Term B loans (the "Term B Loan"). The Term B Loan was borrowed in full on the Loan Closing Date and the proceeds were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The proceeds of the Term Loan Facility (including proceeds of the Term A Loan, which will be deposited into the lender-controlled accounts upon borrowing) will be made available to Montreign Operating, subject to Montreign Operating satisfying the disbursement conditions set forth in the Term Loan Agreement and related loan documents, to pay debt service and costs relating to the development and construction of the Development Projects.

The Term A Loan may be borrowed during the period from the Loan Closing Date to July 24, 2018, subject to meeting the conditions set forth in the Term Loan Agreement at the time of the borrowing. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest will accrue on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest will accrue on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. In addition, Montreign Operating will pay a commitment fee to each Term A Loan lender (“Term A Lender”) equal to the undrawn amount of such Term A Lender’s Term A Loan commitment multiplied by a rate equal to 2.5% per annum for the period commencing on the Loan Closing Date through March 24, 2018 and 5.0% per annum thereafter.

In the event that the Term B Loan is prepaid or repaid in whole or in part for any reason other than as a result of scheduled amortization and certain other exceptions, Montreign Operating is required to pay pre-payment premiums based on a make-whole if the prepayment occurs from the Loan Closing Date to (but excluding) the 30th-month anniversary following the Loan Closing Date (the “30th Month”), and a 2% and 1% premium if the prepayment occurs from the 30th Month to (but excluding) the 42nd-month anniversary of the Loan Closing Date (the “42nd Month”) and from the 42nd Month to (but excluding) the 54th-month anniversary of the Loan Closing Date, respectively.

Revolving Credit Agreement

On the Loan Closing Date, Montreign Operating also entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of the Casino Project to the public. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

Collateral and Other Provisions

The Term Loan Facility and the Revolving Credit Facility are each guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all the real and personal property of Montreign Operating and the Montreign Subsidiaries and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding. In addition, Empire delivered a completion guaranty in connection with the Term Loan Facility guaranteeing the completion of the construction of the Casino Project and the Entertainment Village Project. Empire’s liability under the completion guaranty (excluding lender’s enforcement costs) is capped at $30 million.

The Term Loan Agreement and the Revolving Credit Agreement contain representations, warranties, affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Operating and the Montreign Subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions. Additionally, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of this payment, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The $35 million must be funded in the form of a further equity contribution to Montreign Operating. The Company expects to raise additional equity capital to cover these amounts by the dates on which the deposits must be made. Obligations under the Term Loan Agreement and the Revolving Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; revocation of a gaming license for seven consecutive business days; and a change of control (as such term is defined in the Term Loan Agreement) of Montreign Operating.

To further fund the Development Projects, on January 24, 2017, Montreign Operating entered into the Term Loan Agreement and Montreign Holding entered into the Kien Huat Montreign Loan Agreement. In connection with the consummation of the Term Loan Agreement, on the Loan Closing Date, that certain construction loan agreement (the "Kien Huat Construction Loan Agreement") dated October 13, 2016, by and between Kien Huat and Montreign Operating expired on its terms without being utilized by Montreign Operating. Montreign Operating and Kien Huat had entered into the Kien Huat Construction Loan Agreement to provide Montreign Operating with short-term access to up to $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized.

Kien Huat Montreign Loan Agreement

On the Loan Closing Date, Kien Huat and Montreign Holding entered into the Kien Huat Montreign Loan Agreement, pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million, the net proceeds of which will be used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The Kien Huat Montreign Loan shall mature on February 24, 2024 (the “Kien Huat Loan Maturity Date”), which Kien Huat Loan Maturity Date may be extended by Kien Huat in its sole discretion by up to an additional year.

The Kien Huat Montreign Loan bears interest at a rate of 12% per annum. Prior to the Kien Huat Loan Maturity Date, interest on the Kien Huat Montreign Loan shall accrue and be added to the outstanding principal of the Kien Huat Montreign
Loan (the “Principal Indebtedness”) on the first business day of each calendar month beginning on February 1, 2017 (each an
“Interest Payment Date”) and shall thereafter be deemed to be part of the Principal Indebtedness. The Principal Indebtedness,
including all interest due through the applicable Interest Payment Date and other amounts due under the Kien Huat Montreign
Loan, shall be payable in cash on the Kien Huat Loan Maturity Date. Notwithstanding the foregoing, Montreign Holding shall be required to pay in cash to Kien Huat, at the end of any “accrual period” (as defined in Section 1275(a)(5) of the Internal
Revenue Code of 1986, as amended (the “Code”)) ending after the fifth anniversary of the Loan Closing Date the aggregate amount by which (x) the sum of (i) the amount of accrued interest on the Kien Huat Montreign Loan that has been added to the
Principal Indebtedness plus (ii) any other accrued but unpaid original issue discount (as determined under Section 163(i) of the
Code) on the Kien Huat Montreign Loan from the closing date through the end of such accrual period, in each case that has not been paid in cash, exceeds (y) the product of (i) the “issue price” (as defined for purposes of the Code) and (ii) the “yield to maturity” (as defined for purposes of the Code). In addition to the interest payable on the Kien Huat Montreign Loan, Kien
Huat was entitled to a commitment fee of 1%, which fee was added to the Principal Indebtedness of the Kien Huat Montreign Loan on the Loan Closing Date.

Until the Kien Huat Montreign Loan is repaid in full, Montreign Holding shall make no dividend or other distributions to Empire except (i) for purposes of paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) for purposes of the payment of taxes by Empire, to the extent also permitted by the Term Loan Agreement with respect to distributions from
Montreign Operating. The Kien Huat Montreign Loan may be prepaid in full or in part at any time without premium or penalty.

The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests of Montreign Holding by Empire. The Kien Huat Montreign Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict Montreign Holding’s use of the proceeds of the Kien Huat Montreign Loan to expenses relating to the Development Projects. Obligations under the Kien Huat Montreign Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees; breach of the affirmative covenants and a default with respect to the payment of principal or interest under the Term Loan Facility by Montreign Operating or acceleration of the Term Loan Facility for any reason.

County of Sullivan Industrial Development Agency Benefits Relating to the Development Projects

Casino Project IDA Benefits

In March 2013, the Company received approval from the County of Sullivan Industrial Development Agency ("IDA") for the provision of certain forms of financial assistance in connection with the development of the Casino Project. These prospective benefits included, among others, (i) an exemption from New York State and local sales and use taxes with respect to certain items used in, or for the acquisition, construction and equipping of the Casino Project (the “Casino Project
Tax Benefit”), which Casino Project Tax Benefit is subject to a cap, (ii) an exemption from all mortgage recording taxes imposed in New York State, and (iii) a partial (or full) real property tax abatement over 16 years ((i), (ii) and (iii), collectively, the “Casino Project IDA Benefits”). The Casino Project IDA Documents, as further amended as discussed below, became effective upon the grant of the Gaming Facility License to Montreign Operating in December 2015.

In September 2014, the IDA and the Company entered into an Agent Agreement, Lease Agreement, Leaseback Agreement, payment in lieu of tax ("PILOT") Agreement, and related documents (together and as amended, the "Casino Project IDA Documents") providing for the Casino Project IDA Benefits following formal approval of such agreements by the IDA. Among other things, pursuant to the Casino Project IDA Documents, the Company is required to pay to the IDA (i) annual rent and (ii) a fee in connection with the use of these forms of financial assistance.

In support of site preparation activities for the Casino Project, on May 26, 2015, the IDA took action to allow the Company to obtain the Casino Project Tax Benefit with respect to its eligible Casino Project expenses immediately, even though the Casino Project IDA Documents would not be effective until the Gaming Facility License was issued. In connection with this authorization, the Company paid to the IDA an administrative fee of $150,000 and was permitted to defer an escrow payment in the amount of $100,000 until a building permit for the construction of the Casino Project is issued.

On August 14, 2015, the Company applied to the IDA to increase the cap on the Casino Project Tax Benefit and the value subject to the PILOT agreement as a result of changes to the design of the Casino Project, which substantially increased the cost of development. On September 18, 2015, the IDA approved amendments to the Casino Project IDA Documents (i) increasing the Casino Project Tax Benefit cap from approximately $15 million to $35 million and (ii) increasing the total value subject to the PILOT agreement from $53.5 million to $65 million. In connection with these amendments to the Casino Project IDA Documents, the annual rent due to the IDA from the Company on the Casino Project Parcel increased to $166,000 and the fee due to the IDA was increased by $82,500.

In connection with Montreign Operating's entry into the Term Loan Agreement and the Revolving Credit Agreement, on the Loan Closing Date, Montreign Operating, ERREI, the IDA and the Credit Suisse AG, Cayman Islands Branch, as Collateral Agent, entered into a Building Loan Mortgage, Leasehold Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. In connection with the execution of these agreements, the Company was exempt from the mortgage recording taxes imposed by New York State pursuant to the terms of the Casino Project IDA Documents.

Golf Course Project IDA Benefits

On June 20, 2016, ERREI obtained approval from the IDA for the provision of certain forms of financial assistance in connection with the Golf Course Project, which prospective benefits include (i) an exemption from New York State and local sales and use taxes with respect to certain items used in, or for, the acquisition, construction and equipping of the Golf Course Project, (ii) an exemption from all mortgage recording taxes imposed in New York State, and (iii) a partial (or full) real property tax abatement over 16 years ((i), (ii) and (iii), collectively, the "Golf Course Project IDA Benefits").

On December 22, 2016, the IDA and ERREI entered into an Agent Agreement, Lease Agreement, Leaseback Agreement, PILOT Agreement and related documents (the "Golf Course Project IDA Documents") providing for the Golf Course Project IDA Benefits. ERREI is required to pay annual rent to the IDA in the amount of $10,000 per year for the first two years of the Lease Agreement term and $25,000 per year thereafter. In addition, ERREI is required to make annual PILOT payments to the IDA based on a total value of $4.8 million, which payment is discounted for the first two years of the property tax abatement period to accommodate for construction of the Golf Course Project.

Casino Project Branding

Montreign Operating is in discussions with an entity affiliated with Tan Sri Lim Kok Thay, a beneficiary of Kien Huat, to use certain trademarks related to the “Resorts World” and "Genting" names in relation to the Casino Project and the other Development Projects (the "RW License Agreement"). In addition, the parties are negotiating an agreement pursuant to which the Casino Project will become a member of the "Genting Rewards" customer loyalty program. On March 7, 2017, the Board of Directors of Empire and the Board of Managers of Montreign Operating approved the form of the RW License Agreement, which will be submitted to the NYSGC for review and approval. Upon the receipt of such approval from the NYSGC, the parties will execute the RW License Agreement.

JCJ Architecture

Montreign Operating has entered into a professional services agreement with JCJ Architecture PC, which is a standard architectural agreement, with normal and customary terms, and addresses, among other things, architectural services, dates of completion of the Casino Project and MWBE participation in the Casino Project.

LP Ciminelli

Montreign Operating has entered into a construction manager agreement with LP Ciminelli, Inc., which is a standard construction manager agreement, with normal and customary terms, and addresses, among other things, the Guaranteed Maximum Price of approximately $511 million for the Casino Project (the "Guaranteed Maximum Price"), completion commitments and MWBE participation in the Casino Project.

Monticello Casino and Raceway

Monticello Casino and Raceway began racing operations in 1958 and currently features the following:

• 1,070 VLTs and 40 ETGs (collectively 1,110 VGMs);

• year-round live harness horse racing;

• year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

• a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse;

• parking spaces for 2,000 cars and 10 buses;

• an a la carte restaurant and a two-outlet food court with seating capacity for up to 100 patrons;

• a 1,386-square foot multi-functional space used for events;

• a 1,525-square foot simulcast room located directly adjacent to the gaming floor;

• a casino bar and an additional clubhouse bar; and

• an entertainment lounge with seating for 75 patrons.

VGM Operations

We operate a 45,000-square foot VGM facility known as Monticello Casino and Raceway. The VGMs are owned by New York State and VGM activities in New York State are overseen by the NYSGC. Revenues derived from our VGM operations consist of VGM revenues and food and beverage revenues.

Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. The statute provides a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. Video lottery gaming is permitted for no more than 20 consecutive hours per day and on no day can such operation be conducted past 6:00 a.m.

Raceway Operations

Raceway operations, simulcasting and pari-mutuel wagering activities in New York State are overseen by the NYSGC. We derive our racing revenue principally from the following:

• wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway;

• fees from wagering at out-of-state locations and internationally on races run at Monticello Casino and Raceway using export simulcasting;
• revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in New York State;

• wagering at Monticello Casino and Raceway on races broadcast from out-of-state racetracks using import simulcasting; and
• program and certain other ancillary activities.

Simulcasting

Import and, particularly, export simulcasting, are important parts of our business. Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows patrons of such other location to wager on that race. Amounts wagered at each off-track betting location are combined into the appropriate pools at the host track’s tote facility where the final odds and payouts are determined. With the exception of a few holidays, we offer year-round simulcast wagering from racetracks across the country. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement our regular simulcast programming. We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States and internationally.

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA”) entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the “2014 MHHA Agreement”). The term of the 2014 MHHA Agreement expires seven years from the date the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive, subject to adjustment for corporate events, 200,000 shares of common stock and a warrant to purchase 60,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.

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

Regulation

The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. The Casino Project and Monticello Casino and Raceway are subject to extensive regulation under the laws, rules, and regulations of New York State. These laws, rules, and regulations generally concern the conduct of operations as well as the responsibility, financial stability, and character of the facilities, owners, managers, and persons with financial interests in the gaming operations. Individuals and entities, including investors and vendors conducting business with us, must file license/registration applications with the NYSGC, and in some instances must submit to background investigations by the New York State Police in order to prove suitability for licensure/registration. Application, fingerprinting and investigative fees must be paid by us or by the individual or entity seeking licensure or registration. Failure to obtain and maintain a license or registration, as applicable, could require us to sever our relationship with such individuals and/or entities, which could have a material adverse effect on our operations or the Development Projects.

Our businesses are also subject to various foreign, federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and federal anti-money laundering ("AML") laws, as further discussed below. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operations or the Development Projects.
Casino Gaming Regulations
The Upstate New York Gaming and Economic Development Act ("Gaming Act"), provides among other things, the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorized the NYSGC to award up to four Gaming Facility Licenses. The NYSGC awarded Montreign Operating the sole Gaming Facility License in the Hudson Valley-Catskills region. It also awarded one Gaming Facility License in the Albany region and two Gaming Facility Licenses in the eastern Southern Tier/Finger Lakes region. The Gaming Act provides that no casinos shall be authorized in Bronx, Kings, New York, Queens or Richmond counties. New York State may, however, legislatively authorize additional Gaming Facility Licenses.
The Gaming Act provides for a seven-year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further Gaming Facilities can be licensed by the NYSGC without legislative action. If the New York State legislature authorizes additional Gaming Facility Licenses within this exclusivity period, holders of the original four Gaming Facility Licenses shall have the right to recover a pro-rata portion of the license fee paid.

On March 1, 2016, the Minimum Capital Investment Deposit was made in the aggregate amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65 million, which is 10% of the Company's share of the Minimum Capital Investment in the Development Projects and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the infrastructure for the Destination Resort and the Waterpark. In addition, on March 30, 2016, we paid the license fee of $51 million, which is reflected on the accompanying consolidated balance sheet as an intangible asset as of December 31, 2016.

The operations of the Casino Project are subject to regulation by the NYSGC, Division of Gaming. The tax rate on slot machines at the Casino Project will be 39% and the tax rate on table games will be 10%. The tax rate on VGM operations at Monticello Casino and Raceway will remain at the existing NYSGC commission rate and is expected to include an additional commission from NYSGC, based on a rate related to the effective tax rate on all gross gaming revenue at the Gaming Facility developed by Montreign Operating. Existing payments to the racing industry for purses and breeding will be maintained. However, the Gaming Act requires the maintenance of the horsemen and breeder payments at the 2013 dollar level to be adjusted annually, pursuant to changes in the consumer price index.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. In addition, the Gaming Act requires that the minimum gambling age for the Casino Project will be 21, and no smoking will be authorized.

Moreover, the Gaming Act deems the Casino Project to be a New York State agency for its capital projects for the purpose of MWBE participation and the NYSGC regulations require all contracts with Montreign Operating that are in excess of $25,000 to be reviewed by the NYSGC for the purpose of MWBE participation. Montreign Operating is expected to use good faith efforts to achieve a 30% MWBE participation rate with respect to the Casino Project.

Regulatory Permits and Approvals Relating to the Development Projects

Casino Project

The Casino Project received all approvals and permits required to begin construction in February 2015 and began construction soon thereafter. In June 2015, Montreign Operating submitted certain changes in the design of the Casino Project, which received approval in July 2015.

Entertainment Village Project and Golf Course Project

On July 22, 2015, the Planning Board granted preliminary site plan approval for the Golf Course Project. On April 13, 2016, the Planning Board approved the lot improvement/consolidation plan for the Golf Course Project, which enables the Company to submit an application for final site plan approval. The Company submitted such application for final site plan approval (the "Golf Course Final Site Plan Approval") for the Golf Course Project on May 25, 2016. On June 8, 2016, the Planning Board approved the Golf Course Final Site Plan Approval. On December 28, 2016, the Planning Board extended its approval of the Golf Course Final Site Plan Approval for a period of six months to allow the Company time to coordinate the start of construction.

On December 8, 2016, the Company submitted to the Planning Board an application for site plan approval for the Entertainment Village Hotel. On February 8, 2017, the Planning Board declared itself the lead agency under the New York State Environmental Quality Review Act and referred the site plan the the Sullivan County Department of Planning and set a public hearing date of March 1, 2017. The Planning Board held a special public hearing to consider the site plan on March 1, 2017. Continued review and final approval of the site plan application for the Entertainment Village hotel is anticipated in the coming weeks.

VGM and Racing Operations

Our VGM, harness horseracing and simulcast activities in New York State are overseen by the NYSGC, Division of Lottery and Division of Horse Racing and Pari-Mutuel Wagering, respectively. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. By statute, from April 1, 2008 until March 31, 2017, 41% of gross VGM revenue is distributed to us. Unless the 2017-2018 New York State Budget, which we anticipate will be adopted before March 31, 2017, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2018, effective as of April 1, 2017, only 39% of gross VGM revenue will be distributed to us. We anticipate that the New York State Budget will be adopted by March 31, 2017. In addition, the law provides for subsidized free play allowance of 15%.

Anti-Money Laundering Laws

        The operations of the Casino Project and Monticello Casino and Raceway are subject to federal AML laws. The AML laws relate to the reporting of large cash transactions and suspicious activity and include screening transactions against lists maintained by the Office of Foreign Assets Control in order to prevent the processing of transactions to or from certain countries, individuals, nationals and entities. Our AML policy was developed by applying a risk-based approach and is tailored to our business activities and customer risk profiles. The risk assessment will be updated and revised to reflect changes in our business to ensure sufficiency and effectiveness of our AML policy. Failure to comply with the AML laws could subject us to significant fines and penalties.

Market and Competition from Other Gaming and VGM Operations

The Development Projects are located in the Catskills region in New York State, which has historically been a resort area, although its popularity declined with the growth of other resort destinations. We are located approximately 90 miles northwest of New York City. Specifically, Monticello Casino and Raceway is directly adjacent to New York State Route 17 (the future Interstate 86), has highly visible signage and convenient access from Exit 104 of New York State Route 17. The Development Projects are located at the Destination Resort approximately three miles away from Monticello Casino and Raceway in the Town of Thompson. The Exit 106 interchange off of New York State Route 17 is being redesigned and reconstructed to connect directly to a newly constructed Destination Resort entry road that will deliver guests arriving from New York State Route 17 directly into the Destination Resort.

The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. Generally, we will compete directly with certain VGM and casino facilities operating in the immediate and surrounding areas. Ultimately, the Casino Project and Monticello Casino and Raceway will also compete, in part, with each other. Upon the completion of the Casino Project and the remaining Initial Projects for the Destination Resort, we will also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming. Our non-gaming offerings will also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues.

Gaming Operations

We expect the Casino Project to receive patronage from guests residing within 75 miles, which represents our primary market. With the completion of the Casino Project and the further opening of the Initial Projects, we expect to also receive patronage from guests residing within a 75- to 120-mile radius, which represents our secondary market. In addition, we are developing a marketing plan to attract Asian clientele both in the bus market from New York City and the mid to high-end gaming market. From game selection to food and beverage offerings, we have allocated appropriate space, game offerings and amenities to support these efforts.

We will face competition for the Casino Project from certain VGM facilities in New York State and from casinos in northeastern Pennsylvania and New Jersey and, to a lesser extent, casinos and gaming facilities located on Native American lands in the Northeast. We will face competition for guests from our primary market from a VGM facility at Yonkers Raceway, located within the New York City metropolitan area. Yonkers Raceway has a harness horse racing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. In addition, we face competition in and from the northeastern Pennsylvania, New Jersey and Connecticut gaming markets in marketing to and attracting patrons from our secondary market, including the New York City metropolitan area. Pennsylvania casinos operate table games and slot machines, grant casino credit and have access to unlimited non-taxable free play. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 3, 2017, there were 12 casinos in operation within Pennsylvania, with six located at racetracks. One such racetrack facility is Mohegan Sun at Pocono Downs, in Wilkes-Barre, Pennsylvania, located approximately 70 miles southwest of Monticello, which has approximately 2,332 slot machines and 91 table games, including 18 poker tables, and a hotel and spa. In addition, Mount Airy Casino Resort in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello, has approximately 1,868 slot machines and 81 table games, including nine poker tables, a hotel, spa and a golf course and Sands Casino Resort in Bethlehem, Pennsylvania, located approximately 95 miles from Monticello, has approximately 3,000 slot machines and 230 table games, including 30 poker tables, a hotel and spa.

In addition to facing potential competition from the casinos in Atlantic City, legislators in New Jersey have reviewed options to place slot machines in various locations, including the Meadowlands Racetrack located in Bergen County, New Jersey. A referendum was placed on the ballot in November 2016 to enable voters to decide whether or not to amend the New Jersey State Constitution to permit two casinos in northern New Jersey, at least 72 miles from Atlantic City. The referendum was defeated by the voters.

We also face potential competition from the current or future expansion of state-licensed gaming in New England and the northeastern United States and prospective gaming projects under consideration by Native American tribes, including federally-recognized tribes in Massachusetts and New York. With the addition of traditional table gaming in Rhode Island, Maine, Pennsylvania and Delaware in recent years, and new gaming facilities authorized or under development in Massachusetts and Pennsylvania, commercial casino gaming has expanded in the northeastern United States and is poised to expand further. In the Commonwealth of Massachusetts, the single slot-only facility in Plainville has been open since 2015, while the two commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. These jurisdictional expansions, many of which are convenience gaming facilities as opposed to destination gaming facilities, may not result in a corresponding increase in gaming revenues.

Native American gaming projects being pursued by the Mashpee Wampanoag Tribe, which has entered into a tribal-state gaming compact, and the Aquinnah Wampanoag Tribe, both located in the Commonwealth of Massachusetts, and the Shinnecock Indian Nation of New York, also increase the possibility of new tribal gaming in the northeastern United States in the future. In addition, other federally-recognized Native American tribes continue to pursue new gaming projects elsewhere in the northeastern United States. Additionally, tribes seeking federal recognition, as well as presently federally-recognized Native American tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.

We are unable to predict the impact additional commercial casino and tribal gaming operations in the northeastern United States will have on our operations. We are also unable to predict whether changes in federal recognition rules or efforts by federally-recognized Native American tribes or tribes seeking federal recognition will lead to the establishment of additional Native American casino gaming operations in the northeastern United States, which could cause further competition with the Casino Project and the other Development Projects.

VGM Facilities

In New York State, we face competition for guests from Orange, Dutchess and Ulster counties for our VGM operation from a VGM facility at Yonkers Raceway. To a lesser extent, Monticello Casino and Raceway faces competition from two of the Pennsylvania casinos, Mohegan Sun at Pocono Downs and Mount Airy Casino Resort. These facilities are discussed above.

Generally, Monticello Casino and Raceway does not compete directly with other harness racing tracks in New York State for live racing patrons. However, Monticello Casino and Raceway does face intense competition for off-track and other legalized wagering at numerous gaming sites within New York State and the surrounding region. The inability to compete with larger purses for the races at Monticello Casino and Raceway and the limitation on other forms of legalized wagering that Monticello Casino and Raceway may offer has been a significant limitations on our ability to compete for off-track and other legalized wagering revenues.

Other Gaming

Currently electronic gaming machines are operated in 39 states, with 15 of the 39 states with commercial casinos that also offer table games. Legislation permitting other forms of casino gaming is proposed, from time to time, in various states, including those bordering New York State. Our business could be adversely affected by such competition.

New York legislators have introduced bills related to Internet gaming and Internet poker. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations. On August 3, 2016, New York Governor Cuomo signed legislation to legalize interactive fantasy sports. We do not believe that interactive fantasy sports will materially impact our results of operations.

Pennsylvania legislators have introduced bills related to Internet gaming and the conduct of lottery on the Internet. Such bills have been referred to committees. We are unable to determine whether and which, if any, legislation will be enacted and what impact it would have on our current operations.

New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack customers to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock. New Jersey gaming regulations also authorized skill-based gaming options such as Candy Crush and Words with Friends-type games that appeal to a new generation of players.
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
In November 2011, the voters in New Jersey approved a constitutional amendment permitting the legislature to authorize wagering at casinos in Atlantic City and at current or former racetracks, on the results of professional, certain college, and amateur sport and athletic events. There is legislation that would allow the state Casino Control Commission to issue licenses to casinos and racetracks to accept bets on some professional and collegiate events. However, in August 2016, the U.S. Third Circuit Court of Appeals upheld the prohibition of sports gambling in New Jersey, ruling that under federal law New Jersey may not permit racetracks and casinos to accept such sports wagers. We are uncertain if legalized sports wagering in New Jersey, if permitted in the future, would have an impact on our current or future operations.
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

Risks Relating to our Overall Business

Although a substantial portion of the funds needed for the development of the Casino Project are in place, the completion of the Development Projects will require additional equity capital and debt financing.  If the Company is unable to raise the additional financing needed to complete these projects, the Company’s business will be materially adversely affected.
Although the proceeds of the January 2016 Rights Offering, the Term Loan Agreement and the Kien Huat Montreign Loan Facility provide a substantial portion of the funds needed for the development of the Casino Project, the completion of the Development Projects will require additional capital, including furniture, fixture and equipment financing of up to $40 million and a deposit of $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of this payment, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The $35 million must be funded in the form of a further equity contribution to Montreign Operating. The Company expects to raise additional equity capital by the dates on which the deposits must be made. The designs of the Golf Course Project and the Entertainment Village Project are not yet finalized and our cost estimates for those projects may change. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital. If we are unable to obtain the necessary financing on terms and conditions acceptable to the Company, we may need to curtail or cease the construction of the Development Projects and our business, financial condition and prospects will be materially adversely affected.

As a holding company, we are dependent on the operations of our subsidiary, MRMI, to pay dividends or make distributions in order to generate internal cash flow. Moreover, until the Casino Project is open to the public, none of our subsidiaries involved in the Development Projects will be generating revenue, which will adversely impact our cash flow.

We are a holding company with no revenue generating operations. Montreign Operating and its subsidiaries are responsible to develop the Development Projects, which will generate no revenues or cash flow until those projects are open to the public. The Casino Project, which we expect will be the first Development Project open to the public, is scheduled to open the gaming floor and a portion of the hotel rooms in March 2018. MRMI, which operates the Monticello Casino and Raceway, is our sole subsidiary that generates revenues. Consequently, our ability to meet our working capital requirements for fiscal 2017 depends on the earnings and the distribution of funds from our sole operating subsidiary, MRMI. In fiscal 2016, MRMI had operating income of approximately $3.0 million in the current year. While the cash flow generated from our current operations, along with the proceeds of the Term Loan Facility, the Kien Huat Montreign Loan Agreement and the remaining proceeds of the January 2016 Rights Offering, are sufficient to fund our current obligations and the currently expected costs of the Development Projects and service our debt obligations, it is unlikely that MRMI will generate sufficient revenue to make cash distributions in an amount necessary for us to satisfy our working capital requirements or our obligations under any current or future indebtedness. In addition, MRMI or any other subsidiary may enter into contracts that limit or prohibit its ability to make distributions. The Kien Huat Montreign Loan Agreement limits Montreign Holding’s ability to declare dividends or make distributions to Empire in an amount greater than $9 million, which amount can be used for working capital requirements and for purposes of paying taxes. Such limitations may adversely impact our ability to meet our ongoing obligations. Specifically, these limitations on making of distributions may adversely impact the Company’s ability to pay our employees, accounting professionals or legal professionals, all of whom we rely on to manage our operations, ensure regulatory compliance and sustain our public company status.

If revenues and operating income from our operations at Monticello Casino and Raceway do not increase, it could adversely affect our financial performance.
There can be no assurance that our current operations will draw sufficient patrons to Monticello Casino and Raceway to increase our revenues to the point that we will recognize net income. The operations and placement of our VGMs, including the layout and distribution, are under the jurisdiction of the NYSGC and the program contemplates that a significant share of the responsibility for marketing the program will be borne by the NYSGC. The NYSGC is not required to make decisions that we feel are in our best interest and, as a consequence, the profitability of our VGM operations may not reach the levels that we believe to be feasible or may be slower than expected in reaching those levels. By statute, from April 1, 2008 until March 31, 2017, 41% of gross VGM revenue is distributed to us. Unless the 2017-2018 New York State Budget, which we anticipate will be adopted before March 31, 2017, contains a provision to extend this share percentage of gross VGM revenue to March 31, 2018, effective as of April 1, 2017, only 39% of gross VGM revenue will be distributed to us. No assurance can be given that such revenue will be sufficient to generate a profit or continue to do so. Our operations are subject to many regulatory, competitive, economic and business risks beyond our control, and a change in this regard could have a material adverse impact on our operations and our business prospects.

Gaming is a highly regulated industry and adverse changes or developments in gaming laws or regulations could be difficult to comply with or significantly increase our costs, which could cause our Development Projects to be unsuccessful.

Gaming is a highly regulated industry. Current laws, such as licensing requirements, tax rates and other regulatory obligations, including for anti-money laundering, could change or become more stringent resulting in additional regulations being imposed upon the development and operation of the Casino Project or a further liberalization of competition being introduced in the gaming industry. Any such adverse developments in the regulation of the gaming industry in New York State could be difficult to comply with and significantly increase our costs, which could cause the Development Projects to be unsuccessful.

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

Commercial casino gaming was legalized in New York State in 2013 and regulations implementing the Gaming Act are not fully adopted, which makes it difficult for the Company to assess the impact of these regulations on the Casino Project and other Development Projects.
The regulations implementing the Gaming Act are still in development stage and, accordingly, the Company cannot fully assess the rules that will govern the operation and maintenance of the Casino Project and the other Development Projects. Our inability to consider all relevant regulations in the pre-opening stage of our development may lead to unexpected results and adversely affect our results of operations.
The gaming industry in the northeastern United States is highly competitive, with many of our competitors better known and better financed than us.

We primarily compete directly with other casino and VGM facilities operating in the immediate and surrounding market areas. With the completion of the Casino Project and the further opening of the Initial Projects, we expect to also receive patronage from guests residing within a 75- to 120-mile radius, including the New York City metropolitan area, which represents our secondary market. The gaming industry in the northeastern United States is highly competitive and increasingly dominated by multinational corporations or Native American tribes that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience, an array of amenities, high-quality management talent and a diverse portfolio of gaming assets and with substantially greater financial resources.
Monticello Casino and Raceway faces competition from Yonkers Raceway which is located within the New York City metropolitan area. The Yonkers facility, which is much closer to New York City, has a harness horseracing facility, approximately 5,300 VGMs, food and beverage outlets and other amenities. In contrast, we have more limited financial resources and currently operate our harness horse racing facility and VGMs in Monticello, New York, which is approximately a 90-minute drive from New York City.
Pennsylvania casinos may operate table games and slot machines, have the ability to grant credit to guests of the casino and have the ability to award an unlimited amount of non-taxable free play to their guests, which poses a competitive threat to both the Casino Project and the Monticello Casino and Raceway. Pennsylvania legalized the operation of up to 61,000 slot machines at 14 locations throughout the state. As of March 10, 2017, there were 12 casinos in operation within Pennsylvania, with six located at race tracks. One such racetrack facility is the Mohegan Sun at Pocono Downs, which has approximately 2,330 slot machines and 75 table games, including 18 poker tables, and a hotel and spa. The Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, is approximately 70 miles southwest of Monticello and the Town of Thompson. In addition, the Mount Airy Casino Resort has approximately 1,868 slot machines and 81 table games, including nine poker tables, a hotel, spa, and a golf course. The Mount Airy Casino Resort is located in Mount Pocono, Pennsylvania, approximately 60 miles southwest of Monticello. The Pennsylvania Gaming Control Commission selected Stadium Casino, LLC to be awarded the 13th license for a casino to be located in Philadelphia, Pennsylvania. Any expansion of these casinos in Pennsylvania will likely increase the degree of competition within our market and may have an adverse effect on our business and future operating performance.
No assurance can be given that we will be able to compete successfully for gaming customers with established casinos or the competing VGM facility at Yonkers Raceway.

If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.
We depend on our skilled employees and key personnel and the loss of their services would adversely affect our operations and business strategy.

The operation of our business requires qualified executives, managers and skilled employees with hospitality, gaming and horse racing industry experience and qualifications to enable such individuals to obtain and maintain the requisite licenses and approvals from the NYSGC. In addition, with respect to our involvement in the Development Projects, we place substantial reliance on the gaming, project development and hospitality industry experience and knowledge of the northeastern United States gaming market possessed by members of our senior management team. If we are unable to maintain our key personnel and attract new skilled employees with high levels of expertise in the gaming areas in which we engage and propose to engage, or are unable to do so without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our executive management and the hiring of strategic personnel at reasonable costs. Competition for skilled employees and qualified executives is intense and we can give no assurance that we would be able to hire a qualified replacement with the required level of experience and expertise for any current members of our senior management, if required to do so. Accordingly, if any of our current key executives were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition would be materially adversely impacted. Additionally, recruiting and hiring a replacement for any skilled employees or executive management position could divert the attention of other senior management and increase our operating expenses.

Casinos are subject to Anti-Money Laundering Laws.

We deal with significant amounts of cash in the operations and will be subject to various reporting and anti-money laundering regulations. Any violation of AML laws or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our properties could have a material adverse effect on our financial condition and results of operation.

A downgrade in our credit ratings could materially adversely affect our business and financial condition.

In connection with the Term Loan Facility and the Revolving Credit Facility, Montreign Operating was required to obtain credit ratings for its debt offering. Although the maintenance of a certain credit rating is not a condition to the availability of the Term Loan Facility or the Revolving Credit Facility, an adverse change in this credit rating and the credit ratings assigned to our debt securities could adversely affect our business. Such ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. For example, such ratings could change based upon, among other things, our results of operations and financial condition.

If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a "watch list" for a possible downgrade or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding in the future, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations, among other obligations.

Risks Relating to the Development Projects

The Development Projects are capital intensive and, in order to obtain the necessary financing, we have entered into the Term Loan Agreement and the Kien Huat Montreign Loan Agreement, which contain restrictions that limit our flexibility in operating our business.

The Development Projects require substantial capital. On January 24, 2017, Montreign Operating entered into the Term Loan Agreement and Montreign Holding entered into the Kien Huat Montreign Loan Agreement, both of which agreements contain restrictions that limit our flexibility in operating our business. The Term Loan Agreement and the Kien Huat Montreign Loan Agreement contain a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our subsidiaries’ ability to, among other things:

· incur additional debt or issue certain shares;
· pay dividends on or make distributions in respect of our common stock or make other restricted payments;
· make certain investments or acquisitions;

· incur or permit liens on certain assets; and
· consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Moreover, to make use of the proceeds of the Term Loan Agreement, Montreign Operating must satisfy the disbursement conditions set forth thereunder, including confirmations that the proceeds will be applied towards the expenses itemized in the Development Projects construction budget submitted to the lenders. If we cannot satisfy the disbursement conditions, Montreign Operating will be unable to utilize the Term Loan Facility, which may require us to curtail or end construction of the Development Projects altogether. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs, which may adversely impact our operations.

Defaults under the Term Loan Agreement, the Revolving Credit Agreement or the Kien Huat Montreign Loan Agreement could result in a substantial loss of our assets.

We have pledged a significant portion of our assets as collateral under the Term Loan Agreement, Revolving Credit
Agreement and the Kien Huat Montreign Loan Agreement. A failure to comply with the covenants contained in any of these agreements could result in an event of default thereunder, which, if not cured or waived, could enable the lenders thereunder to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. The lenders could also elect to foreclose on our assets securing such debt. Such actions by the lenders could cause cross defaults under our other indebtedness. In such an event, the Company may not be able to refinance or repay all of its indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of the Loan Closing Date, the amount of our total long-term debt was approximately $447 million (with the ability to draw down on the $70 million Term A Loan subject to the conditions of the Term Loan Agreement, which must be met at the time a request to draw on the Term A Loan is made). Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

•	limiting our ability to borrow further capital needed to complete the Development Projects, if needed;

•	heightening our vulnerability to downturns in our business, industry, or the general economy and restricting us from making improvements or acquisitions, or exploring business opportunities;

•
requiring a significant portion of our available cash to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our use of available cash to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources.

The ability to make payments of principal and interest on indebtedness will depend on the future performance of the Development Projects, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If sufficient cash flow is not generated from operations to service such debt, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	delay, curtail or abandon altogether our development plans;

•	refinance or restructure all or a portion of our indebtedness; or

•	sell selected assets.

Such measures might be insufficient to service the indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all. If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Development Projects. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

Construction at the Development Projects is subject to hazards that may cause personal injury or loss of life, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

The construction of large-scale properties such as the Development Projects can be dangerous. Construction workers at our projects are subject to hazards that may cause personal injury or loss of life, thereby subjecting the contractor and us to liabilities, possible losses, delays in completion of the projects and negative publicity. In the event of such accidents, we may stop construction for several days to allow for safety inspections and investigations. We and our contractors will take safety precautions that are consistent with industry practice, but these safety precautions may not be adequate to prevent serious personal injuries or further loss of life, damage to property or delays. If accidents occur during the construction of Development Projects, we may be subject to delays, including delays imposed by regulators, liabilities and possible losses, which may not be covered by insurance, and our business, prospects and reputation may be materially and adversely affected.

The costs associated with the Development Projects may increase due to significant risks inherent in construction projects.

The construction of the Development Projects subjects us to significant risks inherent in the construction of a new facility, including unanticipated design, construction, regulatory and environmental problems. The Development Projects could also experience:

•	changes to plans and specifications (some of which may require the approval of the NYSGC);

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	inability of contractors and subcontractors to obtain and maintain required licenses issued by the NYSGC;

•	inability to meet MWBE participation goals;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals with respect to the Entertainment Village Project and Golf Course Project.

The occurrence of any of these development and construction risks could increase the total costs of the Development Projects or delay or prevent the construction or opening or otherwise affect the design and features of the Development Projects, all of which could materially adversely affect our financial condition and cause us to require additional external financing.

In combination with existing and proposed casinos in New York State and nearby states, the Casino Project will face intense competition that may adversely impact our ability to meet our development goals.
A number of Native American tribes and gaming entrepreneurs are seeking to develop casinos in New York State and Connecticut in areas that are approximately 90 miles from New York City, such as Bridgeport, Connecticut and Southampton, New York. We are unable to predict when or if laws would be amended to permit such tribes and entrepreneurs to develop casinos in New York State and nearby states. Depending on the size, location and scope and gaming tax rate, if casinos are built in northern New Jersey, they may adversely impact our current operations and the prospects for the Casino Project. Based on proximity, a gaming facility in any of the nearby states, which could include a casino, hotel, restaurants and retail shops, may significantly increase the competition we face and have a material adverse effect on our business operations and future performance.

None of the Development Projects have operating history and our projections on the operations of such properties may not serve as an adequate basis to judge our future operating results and prospects.
There is no historical information available about the Casino Project, the Entertainment Village Project or the Golf Course Project upon which you can base your evaluation of their respective business plans and prospects. The Development Projects will generate no revenue until the Casino Project is open to the public (which will be the first of the Development Projects open to the public), which is expected to occur in March 2018. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as a company seeking to develop and operate a major new development project and gaming businesses in a rapidly growing and intensely competitive market.
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
If we are unable to complete any of these tasks, we may be unable to complete and operate the Development Projects in the manner we contemplate and generate revenues in the amounts and by the times we anticipate. We may also be unable to meet the conditions to draw on the Term A Loan in order to fund our development and construction activities. If any of these events were to occur, it would have a material adverse effect on our business and prospects, financial condition, results of operations and cash flows.

Even if the Casino Project, the Entertainment Village Project and the Golf Course Project are completed as planned and opened, they may not be financially successful, which would limit our cash flow and would materially adversely affect our operations and our ability to repay our debt.
Even if the Casino Project, the Entertainment Village Project and the Golf Course Project are completed as planned and opened, one or more still may not be a financially successful venture or generate the cash flows that we anticipate. We may not attract the level of patronage that we are seeking. If the Casino Project, the Entertainment Village Project or the Golf Course

Project do not attract sufficient business, this will limit our cash flow and would materially adversely affect our operations and our ability to service payments under our debt agreements.

New York State could grant additional Gaming Facility Licenses in our area or in New York City or the surrounding counties earlier than the expected seven-year blackout period, which could significantly increase the already intense competition in the northeastern United States and cause us to lose or be unable to gain market share.
The Gaming Act provides for the award of up to four Gaming Facility Licenses in three regions of upstate New York, including our area, and prohibits the issuance of Gaming Facility Licenses in the “downstate” region, which includes New York City and its surrounding counties. The award of such a Gaming Facility License is intended to be exclusive for a period of seven years commencing on the date of the award. We can provide no assurance that the New York State government will not change this law and issue additional Gaming Facility Licenses before the expiration of this seven-year exclusivity period. If the New York State government were to allow additional competitors to operate in our area or in other regions of New York through the grant of additional Gaming Facility Licenses, we would face additional competition, which could significantly increase the already intense competition in the northeastern United States and cause us to lose or be unable to gain market share.

Our business depends on a strong brand and if we are not able to build, maintain and enhance our brand, our ability to expand our market will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we intend to develop will significantly contribute to the success of our business. We also believe that maintaining and enhancing a brand is critical to expanding our market share. The Board of Directors of Empire and the Board of Managers of Montreign Operating have approved the form of the RW License Agreement, which has been submitted to the NYSGC for review and approval. Building, maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.
Risks Relating to our Ownership Structure
Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.
Kien Huat is the beneficial holder of 27,533,067 shares of our common stock, representing approximately 88.3% of our voting power as of March 10, 2017. This reflects Kien Huat's participation and backstop of the January 2016 Rights Offering (as defined below) pursuant to the January 2016 Standby Purchase Agreement (as defined below) and the conversion of the convertible promissory note held by Kien Huat pursuant to the terms of a loan agreement dated November 10, 2010, by and between the Company and Kien Huat (the "2010 Kien Huat Loan Agreement"). Under the terms of an investment agreement dated November 12, 2009 (the “Investment Agreement”), between the Company and Kien Huat, if any option or warrant outstanding as of the final closing under the Investment Agreement, or the first 200,000 shares granted to directors or officers who served in such capacity as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant (such rights the "Option Matching Rights"). As of December 31, 2016, Kien Huat had approximately 21,000 Option Matching Rights.
Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors candidates whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat will continue to be entitled to recommend three directors candidates for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as Board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Emanuel Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. Although Kien Huat has expressed no interest in doing so, Kien Huat is not restricted from acquiring additional shares of our common stock, including through open market purchases. However, on February 17, 2016, we entered into a letter agreement with Kien Huat (the "Kien Huat Letter Agreement"), wherein Kien Huat agreed, for a period of three years from the date of the Kien Huat Letter Agreement, to seek certain approvals of the Board of Directors and minority shareholders in connection with any "going-private" transaction. Notwithstanding the Kien Huat Letter Agreement, this concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.
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
The Racing, Pari-Mutuel Wagering and Breeding Law of New York State requires our stockholders to possess certain qualifications. A failure to possess such qualifications could lead to a material loss of investment by either us or our stockholders, as it would require divestiture of the stockholder’s direct or indirect interest in us. Consequently, should any stockholder ever fail to meet the qualifications necessary to own a direct or indirect interest in us as determined by NYSGC, such stockholder could be forced to liquidate all interests in us. Should such stockholder be forced to liquidate these interests within a relatively short period of time, such stockholder would likely be forced to sell at a discount, causing a material loss of investment value.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when our stockholders want to sell their holdings.
The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2016 and March 10, 2017, the closing price of our common stock has ranged between $11.38 and $25.19 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including, but not necessarily limited to the following:

•	quarter-to-quarter variations in operating results;

•	day traders;

•	adverse or positive news reports or public announcements; and

•	market conditions for the gaming industry.
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
Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted. If our common stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline.
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

A portion of our outstanding shares are held by directors and executive officers and a significant portion of our outstanding shares are held by Kien Huat, our largest stockholder. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock, or the perception that substantial resales may be made by such stockholders could adversely impact the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan may adversely impact the market price of our stock.
Future sales of shares of our common stock in the public market could adversely affect the trading price of shares of our common stock and our ability to raise funds in new stock offerings.
Future sales of substantial amounts of shares of our common stock in the public market, including pursuant to the Second Amendment to the Commitment Letter or the effective shelf registration statement, or the perception that such sales are likely to occur could affect the market price of our common stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to our Racing Operations

The continuing decline in the popularity of horse racing, decline of the horse population and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. In 2016, 2015 and 2014, we generated approximately $2.9 million, $3.3 million and $1.8 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $1.4 million, $1.7 million and $900,000, respectively, were due to the horsemen. A continued decrease in attendance at live events and in on-track wagering, continued decline in the horse population and available drivers, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.

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

Moreover, we may need to raise additional capital or incur additional indebtedness to finance our plans for growth. We may be unable to incur additional indebtedness in the public or private markets to fund our business strategy on terms we believe to be reasonable, if at all. In addition, the Term Loan Agreement and Revolving Credit Agreement may limit our ability to incur debt at all. Moreover, we may be unable to raise capital on terms acceptable to the Company. An inability to obtain the capital we need to finance our growth plans may adverse affect our operations and business prospects.

We are subject to greater risks than a geographically diverse company.
Our operations are limited to the Catskills region of New York State, which has been affected by decades-long decline in economic conditions. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at our facility, the frequency of their visits and the average amount that they would be willing to spend at our facility. We are subject to greater risks than more geographically diversified gaming or resort operations, including:

•	a downturn in national, regional or local economic conditions;

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of any new tribal Class III casinos, destination gaming resorts or VGMs at certain racetracks and other locations in New York State, Connecticut and New Jersey and casinos in Pennsylvania;

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
Our business operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future.
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
Our operations are located at a facility in Monticello, New York and the Development Projects are being developed in the Town of Thompson, New York. Although this area is not prone to earthquakes, floods, tornadoes, fires or other natural disasters, the occurrence of any of these events or any other cause of material disruption in our operation could have a material adverse effect on our business, financial condition and operating results. Moreover, although we do maintain insurance customary for our industry, including a policy with $10 million limit of coverage for the perils of flood and earthquake, we cannot ensure that this coverage will be sufficient in the event of one of the disasters mentioned above.
We may be subject to material environmental liability as a result of unknown environmental hazards.

We are subject to various federal, New York State and local environmental laws and regulations that govern our operations and the construction of the Development Projects, including emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in regulatory fines, legal fees and costs for remediation. Such fines and costs could be related to our storage, handling and disposal of waste from our racing operations, the existence of asbestos at Monticello Casino and Raceway and the existence of environmental conditions at the site of the Development Projects, which could have a material adverse effect on our business, financial condition or results of operations.
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

EPT Property

The Destination Resort is located on approximately 1,700 acres in the Town of Thompson in Sullivan County, New York, which is owned by EPT and EPR LP, two wholly-owned subsidiaries of EPR Properties, an entity unrelated to the Company. The Development Projects are part of the Initial Projects being developed at the Destination Resort, which will also include the Waterpark.

Casino Lease

On December 28, 2015, Montreign Operating entered into the Casino Lease with EPT for the lease of the parcel on which the Casino Project would be built (the "Casino Parcel"). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086 and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the "Termination Option") at least 12 months prior to any one of five Option Dates (as defined below). The Option Dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversary of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The following table represents the fixed rent payments under the Casino Lease:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$10,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 (3)	8,000
2022 to 2056 (3)	354,624

(1)
Until February 29, 2016, the Company continued to make payments of $500,000 per month it would have made under the Original Option Agreement. From March 1, 2016 until February 28, 2017, option payments made by the Company under the Original Option Agreement, which totaled $8.5 million, were applied against fixed rent due by the Company under the Casino Lease for such period.

(2)	From March 1, 2017 through August 31, 2018, fixed rent shall equal $1 million per month.

(3)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent shall equal $7.5 million per year, subject to an eight percent escalation every five years (the "Base Amount").

In addition to fixed rent, beginning on September 2018 and through the remainder of the term of the Casino Lease (the "Percentage Rent Period"), Montreign Operating is obligated to pay an annual percentage rent equal to five percent of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) in excess of the Base Amount for the Percentage Rent Period. Additionally, the lease is a net lease, and Montreign Operating has an obligation to pay the rent payable under the Casino Lease and other costs related to Montreign Operating's use and operation of the Casino Parcel, including the special district tax assessments allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Golf Course Lease

On December 28, 2015, ERREI entered into a sublease ("the Golf Course Lease") with the Destination Resort Developer for the lease of the parcel on which the Golf Course would be built (the "Golf Course Parcel"). The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due. Fixed rent payments under the Golf Course Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,825

(1)
From the date the Golf Course Lease commenced (the "Golf course Lease Commencement Date") and until the date on which the Golf Course opens for business, which is expected to be in Spring 2019 (the "Golf Course Opening Date"), fixed rent payments shall equal $0.

(2)	From the Golf Course Opening Date and continuing for the 10 years thereafter, fixed rent shall equal $150,000 per year.

(3)	From March 2029 through the remainder of the term of the Golf Course Lease, fixed rent shall equal $250,000 per year.

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

Entertainment Village Lease

On December 28, 2015, ERREII entered into a sublease (the "Entertainment Village Lease") with the Destination Resort Developer, for the lease of the parcel on which the Entertainment Village Project would be built (the "Entertainment Village Parcel" and, together with the Casino Parcel and the Golf Course Parcel, the "Development Project Parcels"). The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Village Lease, there is no percentage rent due. Fixed rent payments under the Entertainment Village Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$0
2018 (2)	50
2019 (2)	150
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,825

(1)
From the date the Entertainment Village Lease commenced (the "Entertainment Village Commencement Date") and until the date on which Entertainment Village opens for business, which is expected to be September 2018 (the Entertainment Village Opening Date"), fixed rent payments shall equal $0.

(2)	From the Entertainment Village Opening Date and continuing for the 10 years thereafter, fixed rent shall equal $150,000 per year.

(3)	From September 2028 through the remainder of the term of the Entertainment Village Lease, fixed rent shall equal $250,000 per year.

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

On January 24, 2017, each of the Casino Lease, the Golf Course Lease and the Entertainment Village Lease were amended to correct scrivener’s errors in the legal descriptions of the Casino Parcel, Golf Course Parcel and Entertainment Village Parcel.

Purchase Option Agreement

On December 28, 2015, Montreign Operating, EPT and EPR LP entered into the Purchase Option Agreement, pursuant to which EPT and EPR LP collectively granted to Montreign Operating the option to purchase (the "Purchase Option") all, but not fewer than all, of the Development Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25 million for certain previous payments made by the Project Parties.

Under the Purchase Option Agreement, EPR LP also grants to Montreign Operating the option to purchase not less than all of the balance of the EPT Property (the "Destination Resort Property"), excluding the Development Project Parcels, for an additional fee (the "Destination Resort Purchase Option"). The Destination Resort Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Destination Resort Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR LP also granted to Montreign Operating a right of first offer ("ROFO") with respect to all or any portion of the Destination Resort Property. Under the terms of the ROFO, if EPR LP makes an offer to or rejects an offer made by Montreign, Operating then EPR LP shall be precluded for a period of six months from transferring the designated portion of the Destination Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign Operating. The ROFO commenced on December 28, 2015 and shall continue in full force and effect until EPR LP has sold, leased, licensed or otherwise transferred all of the Destination Resort Property.

Monticello Land
Monticello Casino and Raceway is located on a 232-acre parcel of land in Monticello, New York, which is held in fee by MRMI. Monticello Casino and Raceway includes a 3,000-seat enclosed grandstand, a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a 45,000-square foot gaming floor with a central bar and lounge and a separate high stakes VGM area, a buffet and a two-outlet food court with seating capacity for up to 350 patrons, employee changing areas, storage and maintenance facilities, surveillance and security facilities and systems, cashier’s cage and accounting and marketing areas, as well as parking areas for cars and buses. The corporate offices of the Company are located on the second floor of the building at Monticello Casino and Raceway.

Item 3.	Legal Proceedings.
We are a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NASDAQ Global Market under the symbol “NYNY”. The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market:

	High	Low
Year ended December 31, 2015
First Quarter	$37.95	$21.90
Second Quarter	29.95	22.45
Third Quarter	27.15	19.70
Fourth Quarter	25.00	19.74
Year ended December 31, 2016
First Quarter	$18.70	$11.38
Second Quarter	20.00	12.65
Third Quarter	20.38	14.78
Fourth Quarter	25.19	17.87
Holders
According to Continental Stock Transfer & Trust Company, there were approximately 204 holders of record of our common stock at March 10, 2017.
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
The Board authorized the cash payment of Series B Preferred Stock quarterly dividends for the 2016 calendar year. Payments in the amount of $32,000 were made on April 1, July 1, October 3, 2016 and January 3, 2017, respectively.
On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on the Series B Preferred Stock in the amount of approximately $167,000. At December 31, 2015, the Company had undeclared cash dividends on the Series B Preferred Stock of $167,000 and payment was made the same day. The cash dividend was calculated as if it were a dividend issued in shares of our comment stock, which in accordance with the terms of the Series B Preferred Stock means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.
On February 9, 2015, our Board authorized the issuance of 5,102 shares of our common stock in payment of dividends due for the year ended December 31, 2014 on our Series B Preferred Stock. The recorded value of these shares was approximately $159,000. At December 31, 2014, the Company had undeclared dividends on the Series B Preferred Stock of approximately $159,000.

Performance Graph
The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2011 in (i) our common stock (ii) the Nasdaq Composite Index (iii) S&P 500 and (iv) the Dow Jones U.S. Gambling Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).
Comparison of cumulative total return on investment since December 31, 2011:

	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Empire Resorts Inc.	100.00	146.67	322.67	517.33	240.00	303.33
S&P 500	100.00	115.22	151.56	171.26	172.54	191.91
Dow Jones U.S. Gambling Index	100.00	108.91	183.68	145.47	107.76	133.84
Nasdaq Composite Index	100.00	115.91	160.32	181.80	192.21	206.63

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	(1)		(2)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column - a)	Weighted- average exercise price of outstanding options, warrants and rights (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2005 - Equity compensation plan approved by security holders	167,000	$37.84	—
2015 - Equity compensation plan approved by security holders	—	$—	2,501,309
Total	167,000	$37.84	2,501,309

(1)
These amounts reflect stock options granted under our 2005 Equity Incentive Plan (pursuant to which no grants may be made on or after May 23, 2015, but such grants may extend beyond that date) and awards that may be granted under our 2015 Equity Incentive Plan.

(2)
On March 8, 2016, pursuant to the terms of the 2015 Equity Incentive Plan, the Board of Directors determined to increase the number of shares available for grant under such plan by 1,663,209 shares for a total amount of shares available for grants of 2,600,707. Such change was effective as of March 20, 2016.

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

	Fiscal Year Ended December 31, (amounts in thousands, except per share data):
	2016	2015	2014	2013	2012
Statement of Operations
Revenues:
Gaming	$59,633	$60,463	$59,831	$63,642	$63,402
Food, beverage, racing and other	10,668	11,171	9,683	12,776	12,220
Gross revenues	70,301	71,634	69,514	76,418	75,622
Less: Promotional allowances	(2,847)	(3,468)	(4,288)	(5,457)	(3,649)
Net revenues	67,454	68,166	65,226	70,961	71,973
Operating costs and expenses:
Gaming	44,238	44,525	44,160	47,129	45,700
Food, beverage, racing and other	10,174	10,493	9,986	11,470	10,959
Selling, general and administrative	19,692	12,648	11,599	12,734	12,895
Development Projects expenses	12,970	32,514	12,207	18,009	—
Stock-based compensation	2,722	596	636	385	647
Depreciation	1,341	1,350	1,324	1,354	1,380
Total operating costs and expenses	91,137	102,126	79,912	91,081	71,581
(Loss)/income from operations	(23,683)	(33,960)	(14,686)	(20,120)	392

Amortization of deferred financing costs	(105)	(27)	(91)	(74)	(30)
Interest expense	(419)	(2,616)	(9,128)	(1,331)	(1,063)
Interest income	10	—	—	—	4
Loss before income taxes	(24,197)	(36,603)	(23,905)	(21,525)	(697)
Income tax provision	—	7	7	17	16
Net loss	(24,197)	(36,610)	(23,912)	(21,542)	(713)
Undeclared dividends on preferred stock	(168)	(178)	(188)	(5,508)	(1,551)
Net loss applicable to common stockholders	$(24,365)	$(36,788)	$(24,100)	$(27,050)	$(2,264)

Weighted average common shares outstanding:
Basic	28,221	10,749	9,286	8,501	5,990
Diluted	28,221	10,749	9,286	8,501	5,990
Loss per common share:
Basic	$(0.86)	$(3.42)	$(2.60)	$(3.18)	$(0.38)
Diluted	$(0.86)	$(3.42)	$(2.60)	$(3.18)	$(0.38)
Other Data:
Net cash provided by / (used in):
Operating activities	$(12,921)	$(31,380)	$(15,492)	$(4,342)	$3,049
Investing activities, including capital costs	(236,196)	(20,298)	(1,549)	(6,567)	(8,588)
Financing activities	253,717	51,655	15,950	9,372	1
Capital expenditures	(1,974)	(767)	(1,542)	(1,036)	(548)
Capitalized Development Projects costs	(157,305)	(4,074)	—	—	—
Development costs	—	—	—	(5,574)	(8,197)

Balance Sheet Data:
Cash and cash equivalents	$11,012	$6,412	$6,435	$7,526	$9,063
Total assets	339,758	65,418	39,867	39,047	52,449
Long-term debt	—	17,426	17,426	17,426	17,426
Series E Preferred Stock payable, including current portion	—	30,480	30,480	22,800	—
Stockholders' equity/(deficit)	279,566	(1,459)	(17,101)	(9,775)	24,813

Operating Data:
Total number of video gaming machines	1,070	1,070	1,090	1,090	1,090
Total number of video lottery terminals	1,070	1,070	1,090	1,090	1,090
Total number of electronic table game positions	40	20	20	20	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

The Destination Resort and the Development Projects
On December 21, 2015, our indirect wholly-owned subsidiary, Montreign Operating Company, LLC (“Montreign Operating”), was awarded a gaming license (a “Gaming Facility License”) by the New York State Gaming Commission (“NYSGC”) to operate a resort casino (the “Casino Project”) to be located at the site of a four-season destination resort being developed in the Town of Thompson in Sullivan County approximately 90 miles from New York City (the “Destination Resort”), which is described below. Montreign Operating is the sole holder of a Gaming Facility License in the Hudson Valley-Catskill Area, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State. The Gaming Facility License became effective on March 1, 2016.
The Destination Resort is located on approximately 1,700 acres owned by EPT Concord II, LLC and EPR Concord II, L.P., two wholly-owned subsidiaries of EPR Properties, which is unrelated to the Company. The Casino Project is part of the initial phase of the Destination Resort, which will also include an Indoor Waterpark Lodge ("Waterpark"), Rees Jones redesigned "Monster" Golf Course (the "Golf Course Project") and an Entertainment Village, which will include hotel, retail, restaurants and other amenities (the "Entertainment Village Project" and, together with the Casino Project and the Golf Course Project, the "Development Projects"). In addition to the Casino Project, subsidiaries of Montreign Operating are responsible for developing the Entertainment Village and the Golf Course Project. Subsidiaries of EPR Properties are responsible for developing the Waterpark.
Monticello Casino and Raceway
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, approximately 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. ETGs include the games of roulette, blackjack and 3-card poker. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
In a letter dated December 23, 2016, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2017. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

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

Development Project costs

Because the Company's application for a Gaming Facility License was submitted in a competitive environment and the Company could not be certain it would be awarded a Gaming Facility License, all costs incurred for the Development Projects were expensed until the Company was awarded a Gaming Facility License on December 21, 2015. Once awarded the Gaming Facility License, the Company began capitalizing qualifying expenditures on the Development Projects during the fourth quarter of 2015.

Results of Operations - Fiscal 2016 Compared to Fiscal 2015
The results of operations for the years ended December 31, 2016 and 2015 are summarized below (dollars in the table in thousands):

	2016	2015	Variance $	Variance %
Revenues:
Gaming	$59,633	$60,463	$(830)	(1)%
Food, beverage, racing and other	10,668	11,171	(503)	(5)%
Gross revenues	70,301	71,634	(1,333)	(2)%
Less: Promotional allowances	(2,847)	(3,468)	621	(18)%
Net revenues	67,454	68,166	(712)	(1)%
Costs and expenses:
Gaming	44,238	44,525	(287)	(1)%
Food, beverage, racing and other	10,174	10,493	(319)	(3)%
Selling, general and administrative	19,692	12,648	7,044	56%
Development Projects expenses	12,970	32,514	(19,544)	(60)%
Stock-based compensation	2,722	596	2,126	357%
Depreciation	1,341	1,350	(9)	(1)%
Total costs and expenses	91,137	102,126	(10,989)	(11)%
Loss from operations	(23,683)	(33,960)	10,277	(30)%
Amortization of deferred financing costs	(105)	(27)	(78)	289%
Interest expense	(419)	(2,616)	2,197	(84)%
Interest income	10	—	10	—%
Loss before income taxes	(24,197)	(36,603)	12,406	(34)%
Income tax provision	—	7	(7)	(100)%
Net loss	$(24,197)	$(36,610)	$12,413	(34)%

Gaming revenue
Gaming revenue decreased by $830,000, or 1%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $60.5 million to $59.6 million. The decrease in non-subsidized free play of $735,000, was a primary driver for the revenue decrease. Handle increased by approximately $23.6 million, or 2.7%, for the same period. The average daily win per unit decreased from $149.24 for the twelve months ended December 31, 2015 to $147.05 for the twelve months ended December 31, 2016. VGM hold percentage decreased to 6.4% for the twelve months ended December 31, 2016 versus 6.8% for the 12 months ended December 31, 2015. The severe weather during the first quarter of 2015 significantly impacted gaming revenue. During the second and third quarters, we made a concentrated effort to reduce our marketing to lower-tier unprofitable segments and we increased our marketing efforts to regain mid and high-level tier players. While this results in lower overall win, it generally increases overall player profitability. During the first quarter of 2016, we benefited from milder weather as compared to 2015, resulting in an increase in revenue of $2.3 million.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $503,000, or 5%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $11.2 million to $10.7 million. Racing revenue decreased by $220,000 for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. The decrease in racing revenue was primarily due to the reduced horse population and the number of available drivers during fiscal 2016, resulting in fewer races.

Food and beverage revenue decreased by $322,000 for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. During the fourth quarter, the Company renovated the Terrace Room, which was closed from November 5th through December 19th. The Terrace Room reopened as the Upper Deck as an a la carte restaurant on December 19th. The Company closed the buffet restaurant Monticello Raceway and Casino on December 19, 2016. These changes, along with the business disruption during the construction period, caused the reduction in food and beverage revenues during the fourth quarter, as compared to the prior year.

Other revenue increased by approximately $39,000 for the December 31, 2016 period, principally due to an increase in ATM revenue.

Promotional allowances

Promotional allowances decreased by $621,000, or 18%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $3.5 million to $2.8 million. Non-subsidized free play (free play subject to NYSGC and other commissions) decreased approximately $741,000. Food and beverage complimentaries decreased by $28,000 during the twelve months ended December 31, 2016 due to the closing of the buffet on December 19th and renovation of the Terrace Room, which was closed from November 5th through December 19th. The Terrace Room reopened as the Upper Deck on December 19th. These decreases were partially offset by Players Club awards, which increased by $148,000 for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015.

Gaming costs

Gaming costs decreased by approximately $287,000, or 1%, for the twelve months ended December 31,016 as compared to the twelve months ended December 31, 2015, from $44.5 million to $44.2 million, primarily due to lower NYSGC and other commissions of $477,000, resulting from lower gaming revenue. Other gaming expenses decreased by approximately $72,000, primarily due to lower utilities expense. Partially offsetting these decreases were increases in gaming wages and related benefits increased by approximately $262,000 as compared to the same period in the prior year, due to higher labor and payroll related expenses.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $319,000, or 3%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $10.5 million to $10.2 million. Cost of sales decreased by $173,000 for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, primarily due to lower revenues. Additionally, racing payroll and benefits decreased by $97,000 and food and beverage related expenses decreased slightly by $49,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $7.0 million, or 56%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $12.6 million to $19.7 million. Legal and accounting fees increased approximately $1.9 million, attributable to increased legal fees in 2016 related to financing efforts for the Casino Project. Other professional service fees increased $2.0 million related to the New Jersey Casino ballot referendum. Consulting fees increased $1.5 million, of which $1.0 million was due to costs incurred with financing efforts not consummated related to the Development Projects. Additionally, a $758,000 charge was recorded in the fourth quarter of 2016 related to a contingent matter which was settled in the first quarter of 2017. Marketing-related expenses increased $251,000, primarily due to increased promotions, premium game fees, advertising and agency fees. Payroll and related benefits costs increased approximately $572,000, primarily due to the new Executive Chairman position. Real estate taxes increased $392,000, due to the phase out of the Empire Zone Tax Credit. New York State franchise taxes increased $119,000 during 2016, due to the increase in the Company's stockholder equity. These increases were partially offset by savings in director fees of $441,000 and insurance expense of $117,000 as compared to the twelve months ended December 31, 2015.

Development expenses

Development expenses decreased by $19.5 million, or 60%, for the twelve month period ended December 31, 2016 as compared to the 2015 period, from $32.5 million to $13.0 million. Development costs in fiscal 2016 were approximately $13.0 million and consisted of $10.4 million of land lease expenses, $400,000 of real estate taxes, $324,000 in consultants and other professional service fees, $482,000 of insurance expenses, $164,000 in legal fees and $1.2 million of pre-opening expenses primarily related to payroll and benefits, and marketing costs. Development expenses significantly decreased in 2016 as compared to 2015, due the capitalization of certain development costs starting in December 2015 after the award of the Gaming Facility License to the Company by the NYSGC.

Stock-based compensation expense

Stock-based compensation increased by $2.1 million, or 357%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $596,000 to $2.7 million. This increase was primarily due to the amortization of compensation expense attributable to restricted stock grants during 2016. In addition, this amount included a $600,000 accrual for compensation granted to the horseman based on a contractual agreement pursuant to the MHHA agreement.

Interest expense
Interest expense decreased $2.2 million, or 84%, for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, from $2.6 million to $419,000. The decrease in interest expense was due to the redemption of the Series E Preferred Stock on March 6, 2016 and the conversion of the 2010 Kien Huat Note on March 17, 2016. Increases in the redemption value of our Series E Preferred Stock were recorded as a non-cash charge to interest expense in the amount of $231,000 and $1.2 million for the twelve months ended December 31, 2016 and 2015, respectively.

Results of Operations - Fiscal 2015 Compared to Fiscal 2014
The results of operations for the years ended December 31, 2015 and 2014 are summarized below (dollars in thousands):

	2015	2014	Variance $	Variance %
Revenues:
Gaming	$60,463	$59,831	$632	1%
Food, beverage, racing and other	11,171	9,683	1,488	15%
Gross revenues	71,634	69,514	2,120	3%
Less: Promotional allowances	(3,468)	(4,288)	820	19%
Net revenues	68,166	65,226	2,940	5%
Costs and expenses:
Gaming	44,525	44,160	365	1%
Food, beverage, racing and other	10,493	9,986	507	5%
Selling, general and administrative	12,648	11,599	1,049	9%
Development Projects expenses	32,514	12,207	20,307	166%
Stock-based compensation	596	636	(40)	(6)%
Depreciation	1,350	1,324	26	2%
Total costs and expenses	102,126	79,912	22,214	28%
Loss from operations	(33,960)	(14,686)	(19,274)	(131)%
Amortization of deferred financing costs	(27)	(91)	64	70%
Interest expense	(2,616)	(9,128)	6,512	71%
Loss before income taxes	(36,603)	(23,905)	(12,698)	(53)%
Income tax provision	7	7	—	—%
Net loss	$(36,610)	$(23,912)	$(12,698)	(53)%

Gaming revenue
Gaming revenue increased by approximately $632,000, or 1%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $59.8 million to $60.5 million. Handle increased approximately $34.3 million, or 4.0%, for the same period and the average daily win per unit increased from $147.68 to $149.24 for the same period. VGM hold percentage decreased to 6.8% for the twelve months ended December 31, 2015 versus 7.0% for the same period in 2014.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue increased by approximately $1.5 million, or 15%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $9.7 million to $11.2 million. Racing revenue increased by $1.5 million for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. The increase in racing revenue was due to the ability to simulcast races to and from facilities outside of New York State for all of fiscal 2015. During fiscal 2014, we could not simulcast outside New York State because we did not have a horsemen's agreement effective from February 1, 2014 through July 20, 2014.

Other revenue increased by approximately $83,000 for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, due to higher valet and ATM revenue.
The increases in racing and other revenue were offset by a decrease in food and beverage revenue of approximately $88,000, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. The food and beverage revenue decrease was due to reduced covers and patron counts partially offset by an increase in the buffet price.

Promotional allowances

Promotional allowances decreased by approximately $820,000, or 19%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $4.3 million to $3.5 million, primarily due to an increase in subsidized free play. Due to a 2014 legislative change our subsidized free play percentage increased from 10% to 15%, resulting in a reduction of expenses subject to NYSGC and other commissions of approximately $756,000. Non-subsidized free play is the free play that is not included in the subsidized free play program and is included in the calculation of gaming revenue and promotional allowances. In addition, food and beverage complimentaries decreased by approximately $99,000. These decreases were partially offset by a increase in player club awards of approximately $35,000.

Gaming costs

Gaming costs increased by approximately $365,000, or 1%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $44.2 million to $44.5 million. NYSGC and other commissions increased approximately $990,000, resulting from higher cash gaming revenue, as compared to the same period in the prior year. Gaming wages and related benefits decreased by approximately $418,000 as compared to the same period in the prior year due to reduced labor and payroll related expenses. Other gaming expenses decreased by approximately $207,000 due to lower utilities expense and software repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs increased approximately $507,000, or 5%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $10.0 million to $10.5 million, primarily due to higher purse expenses of $428,000. Purse expenses were lower in fiscal 2014 due to the inability to simulcast races to and from facilities outside of New York State, because we did not have a horsemen's agreement between February 1, 2014 and July 20, 2014, whereas we were able to simulcast to and from facilities outside New York State for all of fiscal 2015. Additionally, racing payroll and related expenses increased, and food and beverage benefits and related expenses increased by $213,000. These increases were offset by decreased food and beverage cost of goods of $134,000, largely due to lower revenues.

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $1.0 million, or 9%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $11.6 million to $12.6 million. Legal and consulting costs increased $456,000 in 2015. Other expenses increased $634,000 due to higher sales tax, real estates taxes, outside director compensation and insurance costs. Payroll and related benefits costs increased approximately $401,000 largely due to payroll and related costs and bonuses. These increases were offset by a decrease in marketing-related expenses of $442,000 for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014.

Development Projects expenses
Development expenses increased approximately $20.3 million, or 166%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $12.2 million to $32.5 million. Architectural, engineering fees and construction manager costs increased $22.1 million. Non-refundable payments pertaining to the Option Agreement with EPR increased $1.5 million for the same period. These increases were offset by a $2.3 million decrease in legal, consultants and other professional service fees, which included a $1.3 million write-off of legal fees for previous development expenses and the $1.0 million application fee paid during 2014.

Interest expense
Interest expense decreased approximately $6.5 million, or 71%, for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014, from $9.1 million to $2.6 million. Increases in the redemption value of our Series E Preferred Stock are recorded as a non-cash charge to interest expense. The amount of interest expense recorded was approximately $1.2 million and $7.7 million for the twelve months ended December 31, 2015 and 2014, respectively, to record the liability at its contractually stated redemption value at the end of the each reporting period pursuant to the terms of a settlement agreement.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations, as well as the net proceeds of the Term Loan Facility, the Kien Huat Montreign Loan and the $35 million required to be deposited into the lender-controlled account created under the Term Loan Facility, which are discussed below, will be sufficient to meet the working capital requirements and the expected costs of the Development Projects for at least the next twelve months. Additionally, following the opening of the Casino Project to the public, which is expected to occur in March 2018, the Revolving Credit Facility will be available for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties, subject to our ability to meet the conditions therein. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period, including with respect to the costs of the Entertainment Village Project and the Golf Course Project, will depend on the Company’s growth and operating results and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital. Pursuant to the Term Loan Facility, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of this payment, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The $35 million must be funded in the form of a further equity contribution to Montreign Operating. The Company expects to raise additional equity capital by the dates on which the deposits must be made. Additionally, the Company expects to raise furniture, fixtures and equipment ("FF&E") financing of up to $40 million to complete the Development Projects. To raise additional capital necessary for the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat to backstop the Follow-on Rights Offering (as defined and discussed below) in the amount of $35 million, which is discussed below. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.

As of December 31, 2016, we had total current assets of approximately $17.3 million and current liabilities of approximately $51.5 million. As of December 31, 2016, our total assets included approximately $26.4 million of remaining net proceeds from the January 2016 Rights Offering (as defined and discussed below) which are presented on the balance sheet as a non-current asset. In the twelve months ended December 31, 2016, we incurred $13.0 million of development expenses and approximately $192.0 million in capitalized costs for the Development Projects, of which $151.1 million was paid through December 31, 2016.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $24.2 million for the twelve months ended December 31, 2016. The net loss for the twelve months ended December 31, 2016 was primarily related to the Company’s $13.0 million ongoing development expenditures with respect to the Development Projects, which expenses could not be capitalized pursuant to the relevant accounting rules.

In fiscal year 2016, total Development Projects costs incurred were approximately $205.0 million, of which $192.0 million was capitalized and $13.0 million was expensed. Development Projects costs expensed consisted of $10.4 million of casino lease costs, $488,000 in legal, consultants and other professional service fees, $400,000 of real estate taxes, $482,000 of insurance expense and $1.2 million of pre-opening expenses, including salaries and benefits, and marketing expenses.

In fiscal year 2015, total Development Projects costs incurred were approximately $42.9 million, of which $32.5 million was expensed and consisted of $2.7 million in legal, consultants and other professional service fees, $4.6 million of non-refundable payments pertaining to the Option Agreement with EPR, $24.1 million in architectural, engineering fees, construction manager costs and subcontractor costs, and a $975,000 payment to Kien Huat for a commitment fee pursuant to the 2015 Standby Purchase Agreement. The $42.9 million includes $10.4 million of Capitalized Project Development costs during the fourth quarter of 2015, following the award of the Gaming Facility License.

In fiscal year 2014, the Casino Project development costs incurred were approximately $12.2 million and consisted of $5.1 million in legal fees, construction manager costs, consultants and other professional service fees, $3.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.1 million in architectural fees, a $1.0 million payment for the casino license application fee, and a $900,000 payment to Kien Huat with respect to its commitment to provide equity financing in connection with the Casino Project.

The Gaming Facility License became effective on the License Award Effective Date, which was March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign Operating, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date; and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit, in the aggregate amount of $85.4 million, was made. The Company's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village and EPR's portion was made in the form of a deposit bond representing approximately $20 million, which is 10% of their Minimum Capital Investment in the Infrastructure and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond shall be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million on July 1, 2017; and (iii) approximately $30.1 million on January 15, 2018, unless the surety has been discharged and released from all liability under the bond and the surety has determined that all obligations to the surety under an indemnity agreement have been fully paid, performed and satisfied.

To support the Company's financing needs for the Casino Project and, subsequently, the Entertainment Village Project and the Golf Course Project, Kien Huat entered into a series of commitment letters with the Company, which was last amended on September 22, 2015 (as amended, the "Kien Huat Commitment Letter"). Pursuant to the Kien Huat Commitment Letter, Kien Huat committed to an equity investment in the Company in the aggregate amount of $375 million in support of the Development Projects, the redemption of the Series E Preferred Stock, par value $.01 per share (the "Series E Preferred Stock") and for working capital purposes. Kien Huat has invested an aggregate of $340 million of such commitment pursuant to the January 2015 Standby Purchase Agreement and the January 2016 Standby Purchase Agreement, each of which are described below. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering (as described below), in an amount not to exceed $35 million (the "Follow-On Rights Offering").

On January 5, 2015, the Company commenced a rights offering (the "January 2015 Rights Offering") of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015. In connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the "January 2015 Standby Purchase Agreement"). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10 days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. The January 2015 Rights Offering closed on February 6, 2015 and the Company received net proceeds of approximately $49.5 million, which were used to pay the expenses of the Casino Project. Pursuant to the January 2015 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $250,000 and reimbursed Kien Huat for its expenses in the amount of $40,000.

On January 4, 2016, the Company commenced a rights offering (the "January 2016 Rights Offering") of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the "January 2016 Standby Purchase Agreement"). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. The January 2016 Rights Offering closed on February 17, 2016 and the Company received net proceeds of approximately $286.0 million, which were used to pay the expenses of the Development Projects, to redeem the Series E Preferred Stock and for the working capital purposes of the Company. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $1,450,000 and reimbursed Kien Huat for its expenses in the amount of $50,000.

Upon consummation of the January 2016 Rights Offering, the convertible promissory note in the original principal amount of $35 million, of which $17.4 million was outstanding as of December 31, 2015 (the "2010 Kien Huat Note"), which was issued by the Company to Kien Huat pursuant to the Loan Agreement, dated November 17, 2010, by and between the Company and Kien Huat (the "2010 Kien Huat Loan Agreement") , was converted into 1,332,058 shares of our common stock pursuant to the terms of the 2010 Kien Huat Loan Agreement (the "Note Conversion"). The Note Conversion, along with the payment of interest due, satisfied the 2010 Kien Huat Note in full.

To further fund the Development Projects, on January 24, 2017, Montreign Operating entered into the Term Loan Agreement and Montreign Holding entered into the Kien Huat Montreign Loan Agreement. In connection with the consummation of the Term Loan Agreement, on the Loan Closing Date, that certain construction loan agreement (the "Kien Huat Construction Loan Agreement") dated October 13, 2016, by and between Kien Huat and Montreign Operating expired on its terms without being utilized by Montreign Operating. Montreign Operating and Kien Huat had entered into the Kien Huat Construction Loan Agreement to provide Montreign Operating with short-term access to up to $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized.

The Term Loan Agreement provides Montreign Operating with an aggregate principal amount of $485 million senior secured first lien term loans, consisting of $70 million of Term A Loans and $415 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. In connection with the Term Loan Facility, Empire provided a completion guaranty capped at $30 million on the completion of construction of the Casino Project and the Entertainment Village Project. Pursuant to the Kien Huat Montreign Loan Agreement, Montreign Holding obtained the Kien Huat Montreign Loan in the principal amount of $32.3 million, of which $32.0 million will be contributed to the Development Project Parties as capital contribution. The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests in Montreign Holding. Following the opening of the Casino Project to the public, the Company will be able to utilize the Revolving Credit Facility for the working capital needs, capital expenditures and other general corporate purposes of the Project Parties.

As a condition to the Term Loan Facility, the net proceeds of the Term B loan, all of which was funded on the Loan Closing Date, and the Kien Huat Montreign Loan, were deposited into certain accounts controlled by the lenders under the Term Loan Facility. Any drawings on the Term A loan, which may be made only after all of the proceeds of the Term B loan have been deployed in the construction of the Development Projects or the operations of the Project Parties, will also be deposited into the same lender-controlled accounts. The Company has a further obligation to fund these lender-controlled accounts with $35 million in support of the Entertainment Village Project of this amount, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The Company expects to raise additional equity capital by the dates on which the deposits must be made. In order to access the funds (including the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan) held in these lender-controlled accounts, Montreign Operating must satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects. Moreover, at the time of each borrowing under the Term Loan Facility, Montreign Operating must confirm that the representations and warranties made in the Term Loan Agreement have not been breached and that it is otherwise compliant with the terms of the Term Loan Agreement. In connection with the Term Loan Agreement, the Company incurred $778,000 of financing fees as of December 31, 2016. These fees have been capitalized and were included in other assets at December 31, 2016 and will be amortized on a straight-line basis over the life of the Term Loan Agreement.

The Term Loan Agreement, the Kien Huat Montreign Loan Agreement and the Revolving Credit Agreement contain representations and warranties and affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Holding and the Project Parties to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions. In addition, in order to be able to draw on the $70 million Term A Loan, Montreign Operating must meet the conditions to borrowing under the Term A Loan at the time of such draw down. Pursuant to the loan agreements, the Project Parties may not incur additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40.0 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10.0 million. The Project Parties and Montreign Holding may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness or enter into advisory, management or consulting agreements with an affiliate of any Project Party other than payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1.0 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants. In the fiscal quarter following the full opening of the Casino Project, as such term is defined in the Term Loan Agreement, Montreign Operating will also be subject to financial covenants relating to interest coverage ratio, lien leverage ratio and consolidated capital expenditures. Under the Kien Huat

Montreign Loan Agreement, until the Kien Huat Montreign Loan is repaid in full, Montreign Holding is also restricted from making distributions to Empire except (i) for purposes of paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) pursuant to a tax sharing agreement. Montreign Operating will have mandatory prepayment obligations under the Term Loan Agreement based on Excess Cash Flow, as defined in the Term Loan Agreement, after the Full Opening Date. In addition, following the discharge of the Term Loan Facility in full, Montreign Operating will have mandatory prepayment obligations under the Revolving Credit Facility based on excess cash flow, as defined in the Revolving Credit Agreement.

To comply with requirements under the Term B Loan, Montreign Operating entered into an interest rate cap agreement (the “Interest Rate Cap”) with Credit Suisse International on a notional amount of $415 million (subject to reduction in accordance with the terms of the Interest Rate Cap).  In return for the premium paid on entering into the Interest Rate Cap, Montreign Operating will receive monthly payments from Credit Suisse International starting on May 31, 2017 if one-month US Dollar LIBOR is greater than the agreed cap rate.

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of March 10, 2017, we had up to approximately $333.0 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures at Empire’s existing facility, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

From time to time, we may pursue various strategic business opportunities. These opportunities may include proposed development and/or management of, investment in or ownership of additional gaming operations through direct investments, acquisitions, joint venture arrangements and other transactions. We are not currently exploring such opportunities. We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated.

Net cash used in operating activities was approximately $12.9 million, $31.4 million and $15.5 million during the twelve months ended December 31, 2016, 2015 and 2014, respectively. We continue to have significant cash flows used in operating activities due to the costs we are incurring related to the Development Projects. We expensed $13.0 million, $32.5 million and $12.2 million of development costs during the twelve months ended December 31, 2016, 2015 and 2014, respectively. Additionally, our operating cash flows for the twelve months ended December 31, 2015 and 2014 were negatively impacted by severe weather during the first quarter that caused a reduction in revenues and economic and competitive factors impacting the region.

Net cash used in investing activities was approximately $236.2 million, $20.3 million and $1.5 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.The increase of approximately $209.8 million between 2016 and 2015 was primarily due to the payment of project development costs.

Net cash provided by financing activities was approximately $253.7 million, $51.7 million and $16.0 million for the twelve months ended December 31 2016, 2015 and 2014, respectively. Approximately $286.0 million of net proceeds were received from the January 2016 Rights Offering and $30.7 million was used for the Series E Preferred Stock redemption. Approximately $49.5 million of net proceeds were received from the 2015 Rights Offering. The Company received approximately $2.7 million in proceeds from the exercise of options and warrants during 2015. In addition during 2015, the Company redeemed 26,667 shares of its Series E Preferred Stock, held by beneficial owners other than the Bryanston Group, for approximately $533,000. Approximately $13.2 million of net proceeds were received in 2014 from the 2014 Rights Offering, which is net of $189,000 of expenses.

Contractual Obligations

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino lease (a)	$398,124	$10,000	$18,000	$15,500	$354,624
Golf Course lease (b)	8,250	—	125	300	7,825
Entertainment Village lease (c)	8,325	—	200	300	7,825
Total	$414,699	$10,000	$18,325	$16,100	$370,274

(a)
Annual fixed rent payments under the Casino Lease are as follows: (i) for the period December 2015 through March 1, 2016, payments of $500,000 per month; (ii) for the year following March 1, 2016, no payments are required; (iii) beginning March 2017 through August 2018 payments of $1 million per month; (iv) beginning September 2018 payments of $625,000 per month escalating every five years by 8% through the end of the lease term.

(b)
Annual fixed rent payments under the Golf Course lease are as follows: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”); (ii) $150,000 for the first 10 years following the Golf Course Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

(c)
Annual fixed rent payments under the Entertainment Village lease are as follows: (i) $0 prior to the date any portion of entertainment village first opens for business to the public (the “EV Opening Date”); (ii) $150,000 for the first 10 years following the EV Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Entertainment Village Lease.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We do not hold any market risk sensitive investments. The Company's outstanding debt as of December 31, 2015, which bore interest at fixed interest rates, was repaid in the first quarter of 2016. As a result, we were minimally subject to market risk with respect to interest rates on outstanding debt during fiscal 2016. The Company had no outstanding debt at December 31, 2016. In early 2017, pursuant to the terms of the Term Loan Agreement, the Company entered into an interest rate cap agreement with Credit Suisse International.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
On Financial Statements

The Board of Directors and Stockholders of Empire Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Resorts, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Empire Resorts, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” as applicable and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 13, 2017

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Empire Resorts, Inc.

We have audited Empire Resorts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Empire Resorts, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting within Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Empire Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Empire Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Empire Resorts, Inc. and subsidiaries and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 13, 2017

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,012	$6,412
Restricted cash	1,078	1,341
Accounts receivable, net	921	1,156
Prepaid expenses and other current assets	4,335	4,841
Total current assets	17,346	13,750
Property and equipment, net	26,415	25,789
Capitalized Development Projects costs	202,438	10,405
Cash for Development Projects	26,384	15,472
Intangible assets	51,000	—
Cash collateral for deposit bond	15,000	—
Other assets	1,175	2
Total assets	$339,758	$65,418
Liabilities and Stockholders’ equity/(deficit)
Current liabilities:
Accounts payable	$2,268	$1,244
Accrued Development Projects costs	41,933	10,811
Accrued expenses and other current liabilities	7,347	8,416
Total current liabilities	51,548	20,471
Long-term loan, related party	—	17,426
Series E Preferred Stock payable- 0 and 1,551 shares as of December 31, 2016 and 2015	—	28,980
Other long-term liabilities	8,644	—
Total liabilities	60,192	66,877
Stockholders’ equity/(deficit):
Preferred Stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,156 and 9,561 shares issued and outstanding at December 31, 2016 and 2015, respectively	312	96
Additional paid-in capital	533,813	228,512
Accumulated deficit	(254,559)	(230,067)
Total stockholders’ equity/(deficit)	279,566	(1,459)
Total liabilities and stockholders’ equity/(deficit)	$339,758	$65,418
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except for per share data)

	2016	2015	2014
Revenues:
Gaming	$59,633	$60,463	$59,831
Food, beverage, racing and other	10,668	11,171	9,683
Gross revenues	70,301	71,634	69,514
Less: Promotional allowances	(2,847)	(3,468)	(4,288)
Net revenues	67,454	68,166	65,226
Operating costs and expenses:
Gaming	44,238	44,525	44,160
Food, beverage, racing and other	10,174	10,493	9,986
Selling, general and administrative	19,692	12,648	11,599
Development Projects expenses	12,970	32,514	12,207
Stock-based compensation	2,722	596	636
Depreciation	1,341	1,350	1,324
Total operating costs and expenses	91,137	102,126	79,912
Loss from operations	(23,683)	(33,960)	(14,686)
Amortization of deferred financing costs	(105)	(27)	(91)
Interest expense	(419)	(2,616)	(9,128)
Interest income	10	—	—
Loss before income taxes	(24,197)	(36,603)	(23,905)
Income tax provision	—	7	7
Net loss	(24,197)	(36,610)	(23,912)
Undeclared dividends on preferred stock	(168)	(178)	(188)
Net loss applicable to common stockholders	$(24,365)	$(36,788)	$(24,100)

Weighted average common shares outstanding:
Basic	28,221	10,749	9,286
Diluted	28,221	10,749	9,286
Loss per common share:
Basic	$(0.86)	$(3.42)	$(2.60)
Diluted	$(0.86)	$(3.42)	$(2.60)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) / EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2013	44	$—	28	$1	7,299	$73	$159,319	$(169,167)	$(9,775)
Declared and paid dividends on preferred stock	—	—	—	—	6	—	218	(218)	—
Common stock issued from exercise of rights offering	—	—	—	—	428	4	13,364	—	13,368
Stock issuance	—	—	—	—	27	—	(188)	—	(188)
Options exercised	—	—	—	—	141	2	2,768	—	2,770
Stock-based compensation	—	—	—	—	—	—	636	—	636
Net loss	—	—	—	—	—	—	—	(23,912)	(23,912)
Balances, December 31, 2014	44	—	28	1	7,901	79	176,117	(193,297)	(17,101)
Declared and paid dividends on preferred stock	—	—	—	—	5	—	159	(160)	(1)
Redemption of Series E Preferred Stock	—	—	(28)	(1)	—	—	(533)	—	(534)
Common stock issued from exercise of rights offering	—	—	—	—	1,409	14	49,514	—	49,528
Stock issuance	—	—	—	—	123	1	—	—	1
Options exercised	—	—	—	—	40	1	160	—	162
Stock-based compensation	—	—	—	—	—	—	596	—	596
Warrants exercised	—	—	—	—	83	1	2,499	—	2,500
Net loss	—	—	—	—	—	—	—	(36,610)	(36,610)
Balances, December 31, 2015	44	—	—	—	9,561	96	228,512	(230,067)	(1,459)
Declared and paid dividends on preferred stock	—	—	—	—	—	—	—	(295)	(295)
Kien Huat note conversion	—	—	—	—	1,332	14	17,412	—	17,426
Common stock issued from exercise of rights offering	—	—	—	—	20,139	201	285,802	—	286,003
Stock-based compensation	—	—	—	—	—	—	2,122	$—	2,122
Other	—	—	—	—	124	1	(35)	—	(34)
Net loss	—	—	—	—	—	—	—	(24,197)	(24,197)
Balances, December 31, 2016	44	$—	—	$—	31,156	$312	$533,813	$(254,559)	$279,566

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities:	(in thousands)
Net loss	$(24,197)	$(36,610)	$(23,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,341	1,350	1,324
Amortization of deferred financing costs	105	—	—
Provision / (Recovery) for doubtful accounts	—	10	(5)
Non-cash interest expense	231	1,241	7,680
Loss on disposal of property and equipment	5	1	1
Stock-based compensation	2,722	596	636
Changes in operating assets and liabilities:
Restricted cash-NYSGC Lottery and Purse Accounts	268	354	(633)
Accounts receivable	235	(117)	135
Prepaid expenses and other current assets	506	(544)	(1,274)
Other assets	—	3	91
Accounts payable	1,024	(962)	(350)
Accrued expenses and other current liabilities	4,839	3,298	815
Net cash used in operating activities	(12,921)	(31,380)	(15,492)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,974)	(767)	(1,542)
Capitalized Development Project costs	(157,305)	(4,074)	—
Net change in cash for Development Projects	(10,912)	(15,472)	—
Restricted cash—racing capital improvement	(5)	15	(7)
Cash collateral for deposit bond	(15,000)	—	—
License fee payment for the casino project	(51,000)	—	—
Net cash used in investing activities	(236,196)	(20,298)	(1,549)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net of expenses	286,003	49,528	13,180
Series E Preferred Stock and dividend redemption	(30,711)	(533)	—
Series B Preferred Stock dividend payment	(263)	—	—
Proceeds from exercise of stock options and warrants	54	2,660	2,770
Deferred financing costs	(1,278)	—	—
Other payments	(88)	—	—
Net cash provided by financing activities	253,717	51,655	15,950
Net increase (decrease) in cash and cash equivalents	4,600	(23)	(1,091)
Cash and cash equivalents, beginning of year	6,412	6,435	7,526
Cash and cash equivalents, end of year	$11,012	$6,412	$6,435
Supplemental disclosures of cash flow information:
Interest paid	$407	$1,398	$1,330
Income taxes paid	$—	$—	$—
Noncash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$—	$159	$218
Conversion of long-term loan, related party into equity	$17,426	$—	$—
Project development costs included in accrued expenses	$40,783	$6,331	$—
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

On December 21, 2015, our wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign Operating"), was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission ("NYSGC") to operate a resort casino (the "Casino Project") to be located at the site of a four-season destination resort planned for the Town of Thompson in Sullivan County (the “Destination Resort”), which is described below. Montreign Operating is the sole holder of a Gaming Facility License in the Hudson Valley-Catskill Area, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State. The Gaming Facility License became effective on March 1, 2016.
The Destination Resort is to be located on property owned by EPT Concord II, LLC and EPR Concord II, L.P. , two wholly-owned subsidiaries of EPR Properties ("EPR"), which is unrelated to the Company. The Casino Project is part of the initial phase of the Destination Resort, which will also include an Indoor Waterpark Lodge (the “Waterpark”), a Rees Jones redesigned “Monster” Golf Course (the “Golf Course Project”) and an Entertainment Village, which will include hotel, retail, restaurant and other amenities (the “Entertainment Village Project” and, together with the Casino Project and the Golf Course Project, the “Development Projects”). In addition to the Casino Project, subsidiaries of Montreign Operating are responsible for developing the Entertainment Village Project and the Golf Course Project. Subsidiaries of EPR are responsible for developing the Waterpark.
    Through Empire’s wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), the Company currently owns and operates Monticello Casino and Raceway, a video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
In a letter dated December 23, 2016, the New York State Gaming Commission (the "NYSGC") approved MRMI's racetrack and simulcast license renewal applications for calendar year 2017. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

Liquidity and Capital Resources

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations, as well as the net proceeds of the Term Loan Facility, the Kien Huat Montreign Loan and the $35 million required to be deposited into the lender-controlled account created under the Term Loan Facility, which are discussed below, will be sufficient to meet working capital requirements and the expected costs of the Development Projects for at least the next twelve months. Additionally, following the opening of the Casino Project to the public, which is expected to occur in March 2018, the Revolving Credit Facility will be available for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties, subject to our ability to meet the conditions therein. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period, including with respect to the costs of the Entertainment Village Project and the Golf Course Project, will depend on the Company’s growth and operating results and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital. Pursuant to the Term Loan Facility, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of this payment, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The $35 million must be funded in the form of a further equity contribution to Montreign

Operating, for which the Company expects to raise additional equity capital by the dates on which the deposits must be made. Additionally, the Company expects to raise furniture, fixtures and equipment ("FF&E") financing of up to $40 million to complete the Development Projects. To raise additional capital necessary for the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat to backstop a rights offering of Empire in the amount of $35 million. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in amounts or on acceptable terms.
As of December 31, 2016, we had total current assets of approximately $17.3 million and current liabilities of approximately $51.5 million. As of December 31, 2016, our total assets included approximately $26.4 million of remaining net proceeds from the January 2016 Rights Offering which are presented on the balance sheet as a non-current asset.
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
The retail value amounts included in promotional allowances for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Food and beverage	$1,486	$1,553	$1,656
Non-subsidized free play	978	1,720	2,476
Players Club awards	383	195	156
Total retail value of promotional allowances	$2,847	$3,468	$4,288

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Food and beverage	$2,080	$2,109	$2,206
Non-subsidized free play	577	1,015	1,461
Players Club awards	383	195	156
Total cost of promotional allowances	$3,040	$3,319	$3,823
Principles of consolidation
The consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.
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
Approximately $393,000 of cash is held in reserve in accordance with NYSGC regulations as of December 31, 2016 as listed below. The Company granted the NYSGC a security interest in the segregated cash account used to deposit NYSGC’s share of net win in accordance with the NYSGC Rules and Regulations.
Under New York State Racing, Pari-Mutual Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of racing and pari-mutuel wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the NYSGC to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $39,000 and $34,000 at December 31, 2016 and 2015, respectively. In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYSGC and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $354,000 and $629,000 at December 31, 2016 and 2015, respectively.
In connection with the Company’s VGM operations, it agreed to maintain a restricted bank account. The balance in this account was $0 and $400,000, at December 31, 2016 and 2015, respectively. The NYSGC can make withdrawals directly from this account if they have not received their share of net win when due. In 2016, the NYSGC released to the Company the balance of $400,000 previously restricted by NYSGC.
In addition to the NYSGC restricted cash balances listed above, the Company established an account to segregate amounts collected and payable to Monticello Harness Horsemen’s Association (the “MHHA”) and pursuant to its contract. The balance in this account was approximately $685,000 and $278,000 at December 31, 2016 and 2015, respectively.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 and $171,000, as of December 31, 2016 and 2015.

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
Development Projects Costs

Because the Company's application for a Gaming Facility License was submitted in a competitive environment and the Company could not be certain it would be awarded a Gaming Facility License, all costs incurred for the Development Projects were expensed until the Company was awarded the a Gaming License on December 21, 2015. Once awarded the Gaming Facility License, the Company began capitalizing qualifying expenditures on the Development Projects during the fourth quarter of 2015.

Impairment of long-lived assets
The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.
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
Other long-term liabilities
The difference between our cash payments and straight-line rent on our leases of $8.0 million at December 31, 2016 is included in other long-term liabilities.
Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2016, 2015 and 2014 were the same.
The following table shows the approximate number of common stock equivalents outstanding at December 31, 2016, 2015 and 2014 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2016, 2015 and 2014, because their inclusion would have been anti-dilutive.

	Outstanding at December 31,
	2016	2015	2014
Options	34,000	57,000	156,200
Warrants	133,000	133,000	216,600
Option Matching Rights	21,000	229,000	238,000
Restricted stock	216,000	137,000	37,000
Shares to be issued upon conversion of long-term loan, related party	—	1,332,000	1,332,000
Total	404,000	1,888,000	1,979,800
Pursuant to the terms of the Investment Agreement (defined in Note J), Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon the exercise of certain options and warrants (the "Option Matching Rights"). On February 17, 2016, the Company provided written notice to Kien Huat regarding the exercise of certain Option Matching Rights to elect whether to exercise such Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock.
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are primarily comprised of current assets and current liabilities. Current assets and current liabilities approximate fair value due to their short-term nature.
Advertising
The Company records in selling, general and administrative expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately, $1.1 million, $1.1 million and $977,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2016, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 1.75 years. This expected cost does not include the impact of any future stock-based compensation awards.

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
As a condition of the Gaming Facility License, the Company was granted a gaming license, for which it paid $51 million on February 25, 2016. The term of the gaming license is 10 years; however, amortization will not commence until the completion of construction and the opening to the general public of the Casino Project. Amortization will be recognized on a straight-line basis beginning at that time and continuing until the license is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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

Recent accounting pronouncements

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company currently anticipates adopting this accounting standard during the first quarter of 2018, with a cumulative effect adjustment as of the date of adoption. Although we are still evaluating the full impact of this standard on our consolidated financial statements, the Company has concluded that the adoption of this standard will affect how we account for our customer loyalty program as well as the classification of revenues between gaming, food and beverage, lodging, and retail, entertainment and other. Under our customer loyalty program, customers earn points based on their level of play, which may be redeemed for various benefits, such as cash back or dining, among others. We currently determine our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Under the new standard, points awarded under our customer loyalty program are considered a material right given to the players based on their gaming play and the promise to provide points to players will need to be accounted for as a separate performance obligation. The new standard will require us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and to measure the liability based on the estimated standalone value of the points earned after factoring in the likelihood of redemption. As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, of food and beverage, lodging, and retail, entertainment and other revenues. The revenue associated with the points earned will be recognized in the period in which they are redeemed. The quantitative effects of these changes have not yet been determined and are still being analyzed.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company's consolidated financial statements. The Company currently anticipates adopting this standard during the first quarter of 2019.

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which provides guidance for accounting for stock-based compensation for employees. Under ASU 2016-09, several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company currently anticipates adopting this standard during the first quarter of 2017 and does not anticipate a material impact from this guidance.

Note C. Prepaid Expenses and Other Assets

The Company has participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received is reduced by 20% each year until the tax credit ends for the Company at December 31, 2017. For the year ended December 31, 2016, the Company will receive a 40% refund for real estate taxes paid. The amounts of the unreceived real estate tax credits are included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2016 and 2015, and were approximately $1.3 million and $1.9 million, respectively.

Prepaid expenses and other current assets, as presented on the balance sheet are comprised of the following at December 31, 2016 and 2015:

	12/31/2016	12/31/2015
	(in thousands)

Empire zone real estate tax credit	$1,325	$1,945
Prepaid real estate taxes	558	548
Prepaid insurance	919	236
Prepaid rent payment	—	500
Inventory	177	207
Prepaid gaming expenses	61	46
Development escrow & security refundable deposit	623	911
Prepaid other	672	448
Total prepaid expenses and other current assets	$4,335	$4,841

Note D. Property and Equipment, Capitalized Project Development Costs and Cash for Development Projects
Property and equipment at December 31, 2016 and 2015 consists of:

	12/31/2016	12/31/2015
	(in thousands)

Land	$770	$770
Land improvements	1,758	1,732
Buildings	4,727	4,727
Building improvements	28,088	27,284
Vehicles	307	280
Furniture, fixtures and equipment	4,278	3,894
Construction in Progress	919	197
	40,847	38,884
Less—Accumulated depreciation	(14,432)	(13,095)
	$26,415	$25,789
Depreciation expense was approximately $1.3 million, $1.4 million and $1.3 million for years ended December 31, 2016, 2015 and 2014, respectively.

The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.
Capitalized Project Development Costs

Once it was awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain Project Development expenditures during the fourth quarter of 2015. At December 31, 2016 and 2015, total Capitalized Project Development costs incurred were approximately $202.4 million and $10.4 million, respectively. Total Capitalized Project Development costs at December 31, 2016 consisted of $198.9 million of construction costs, site development, contractor insurance, general conditions, architectural fees, construction manager fees, and approximately $3.5 million of professional service fees such legal and accounting fees and is reflected on the balance sheet as Capitalized Development Project costs. Total Capitalized Development Project costs at December 31, 2015 consisted of $10.3 million in architectural, engineering fees, construction manager and subcontractor costs, site development costs and approximately $127,000 in legal fees, accounting fees, consultants and other costs.

Cash Collateral for Deposit Bond

In February 2016, the Company deposited $15 million in performance bonds to guarantee the completion of the Development Projects. These funds will be returned to the Company upon the satisfactory completion of the Development Projects.

Cash for Development Projects

At December 31, 2016, the $26.4 million in Cash for Development Projects on the Consolidated Balance Sheet represents the remaining portion from the January 2016 Rights Offering to be utilized for the Casino Project, Golf Course, and Entertainment Village. At December 31, 2015, the $15.5 million of Cash for Development Projects on the Consolidated Balance Sheet represents the remaining funds from the January 2015 Rights Offering to be utilized for the Casino Project.

Note E. Development Projects Costs

In 2016, total Development Projects costs incurred were approximately $205.0 million, of which $192.0 million was capitalized and $13.0 million was expensed. Development Project expenses consisted of $10.4 million of land lease costs, $400,000 of real estate taxes, $482,000 of insurance expense, $324,000 in consultants and other professional service fees, $164,000 in legal fees and $1.2 million of pre-opening expenses, including salary and related benefits, as well as marketing expenses.
In 2015, total Development Projects costs incurred were approximately $42.9 million, of which $32.5 million was expensed and consisted of $2.7 million in legal fees, consultants and other professional service fees, $4.6 million of non-refundable payments pertaining the Option Agreement with EPR, $24.2 million in architectural, engineering fees, construction manager costs and subcontractor costs, and a $975,000 payment to Kien Huat for a commitment fee pursuant to the Second amendment to the Commitment Letter. The $42.9 million includes $10.4 million of capitalized project development costs during 2015.

In 2014, the Development Projects costs incurred were approximately $12.2 million and consisted of $5.1 million in legal fees, construction manager costs, consultants and other professional service fees, $3.1 million of non-refundable payments pertaining to the Option Agreement with EPR, $2.1 million in architectural fees, $1.0 million payment for the RFA application fee, and a $900,000 payment to Kien Huat for a commitment fee pursuant to the Commitment Letter.

Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at December 31, 2016 and 2015 were $41.9 million and $10.8 million, respectively, and were primarily comprised of amounts due to the Construction Manager for costs incurred for the Development Projects, as well as amounts due to the architect and other vendors.
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at December 31, 2016 and 2015:

	12/31/2016	12/31/2015
	(in thousands)

Liability for horseracing purses	$1,139	$529
Accrued payroll	1,897	1,719
Series E Preferred Stock payable	—	1,500
Accrued redeemable points	167	67
Liability to NYSGC	360	1,012
Liability for local progressive jackpot	907	927
Accrued settlement liability	758	—
Accrued professional fees	308	844
Federal tax withholding payable	78	154
Accrued other	1,733	1,664
Total accrued expenses and other current liabilities	$7,347	$8,416
Note G. Long-Term Loans, Related Party
Conversion of Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "2010 Kien Huat Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat") pursuant to which Empire issued a convertible promissory note (the "2010 Kien Huat Note") in the original principal amount of $35 million, of which $17.4 million was outstanding as of December 31, 2015. On February 17, 2016, upon consummation of the January 2016 Rights Offering, the 2010 Kien Huat Note was converted into 1,332,058 shares of common stock (the "Note Conversion") in accordance with the terms of the 2010 Kien Huat Loan Agreement.

The Company recognized approximately $178,000, $1.3 million and $1.3 million in interest expense associated with the 2010 Kien Huat Note during the years ended December 31, 2016, 2015 and 2014, respectively.

Kien Huat Construction Loan Agreement

On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the "KH Construction Loan Agreement"). Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized. The term of the KH Construction Loan Agreement would expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. In connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, on January 24, 2017, the KH Construction Loan Agreement expired pursuant to its terms without being utilized by Montreign Operating. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan. The commitment fee was capitalized and is included in Other Assets. It is being amortized over the life of the agreement.

Note H. Bryanston Settlement Agreement
Effective as of June 30, 2013 (the “Closing Date”), the Company, Kien Huat, Colin Au Fook Yew (“Au”) and Joseph D'Amato (“D'Amato” and, together with the Company, Kien Huat and Au, the “Company Parties”) consummated the closing of a Settlement Agreement and Release (as amended, the “Settlement Agreement”) with Stanley Stephen Tollman (“Tollman”) and Bryanston Group, Inc. (“Bryanston Group” and, together with Tollman, the “Bryanston Parties”). Pursuant to the Settlement Agreement, the Company Parties and the Bryanston Parties agreed to the settlement of certain claims relating to shares of Series E Preferred Stock held by the Bryanston Parties and that certain Recapitalization Agreement, dated December 10, 2002, by and between, among others, the Bryanston Parties and a predecessor to the Company (the “Recapitalization Agreement”), pursuant to which the Bryanston Parties acquired the Series E Preferred Stock. On the Closing Date, the Recapitalization Agreement terminated and ceased to have any further force and effect as between the Bryanston Parties and the Company.
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

On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability was recorded pursuant to the payment terms in place at December 31, 2015 of which $1.5 million was recorded as a current liability and the remainder as a long term liability on the accompanying balance sheet.

Interest expense associated with the change in the redemption amount of the liability was $231,000, $1.2 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note I. Stockholders’ Equity
Authorized Capital
On November 1, 2016, Empire filed the Second Amended and Restated Certificate of Incorporation (the "Restated Charter”) with the Secretary of State of the State of Delaware. Pursuant to Restated Charter, Empire’s authorized capital stock consists of 155 million shares, of which 150 million shares are common stock and five million shares are preferred stock.
Common Stock

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

January 2016 Rights Offering

On January 4, 2016, we commenced a rights offering (the "January 2016 Rights Offering") of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby purchase agreement (the "January 2016 Standby Purchase Agreement"). Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering in an aggregate amount not to exceed $290 million.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $286.0 million following the deduction of expenses, which were used (i) to pay the expenses relating to the construction of the Casino Project, (ii) to redeem the outstanding shares of the Series E Preferred Stock in accordance with the terms of the Settlement Agreement on March 7, 2016 and (iii) for the working capital needs of the Company. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for expenses in the amount of $50,000.

January 2015 Rights Offering

On January 5, 2015, the Company commenced a rights offering (the "January 2015 Rights Offering") of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 1,408,451 shares of our common stock. In connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into a standby purchase agreement (the "January 2015 Standby Purchase Agreement").Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10 days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2015 Rights Offering in an aggregate amount not to exceed $50 million.

The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock for aggregate gross proceeds of approximately $50 million. This includes 10,658 shares issued to holders upon exercise of their basic subscription rights and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the terms of the January 2015 Standby Purchase Agreement.  The net proceeds of the January 2015 Rights Offering were approximately $49.5 million following the deduction of expenses, which were used to pay the expenses of the Casino Project. Pursuant to the January 2015 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $250,000, which is equal to 0.5% of the maximum amount of the January 2015 Rights Offering and reimbursed Kien Huat for expenses in the amount of $40,000.

April 2014 Rights Offering

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock as of March 31, 2014 (the "April 2014 Rights Offering"). Upon completion of the April 2014 Rights Offering, the Company issued 427,776 shares of common stock and raised approximately $13.4 million. This includes 90,633 shares issued to holders upon exercise of their basic subscription rights, 302,526 shares issued to Kien Huat upon exercise of its basic subscription rights and 34,617 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering.
Preferred Stock and Dividends

The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2016 and 2015, there were 44,258 shares of Series B Preferred Shares outstanding.
The Board authorized the cash payment of the Series B Preferred Stock quarterly dividends for calendar year 2016. Payments in the amount of $32,087 were made on April 1, 2016, July 1, 2016, October 3, 2016 and January 3, 2017.
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
The Company’s Series E Preferred Stock was non-convertible and, except as set forth in Note H, had no fixed date for redemption or liquidation. It had a redemption value of $10 per share plus accrued but unpaid dividends. It was entitled to cumulative dividends at the annual rate of 8% of redemption value and the holders of these shares are entitled to voting rights of 0.25 per share. Dividends on common stock and certain other uses of the Company’s cash were subject to restrictions for the benefit of holders of the Series E Preferred Stock.

Kien Huat Letter Agreement

As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the Note Conversion, at the request of the Company, on February 17, 2016, Kien Huat and the Company entered into a letter agreement (the "Kien Huat Letter Agreement") pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three-year anniversary of the closing of the January 2016 Rights Offering and (ii) the one-year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause the Kien Huat Parties not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Kien Huat Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B Preferred Stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the Board (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).
Note J. Option Matching Rights, Warrants and Options

Option Matching Rights

On August 19, 2009, the Company entered into an investment agreement (the "Investment Agreement") with Kien Huat, pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 200,000 granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights”.

Pursuant to the terms of the Investment Agreement, the Company is required to provide notice (an “Option Exercise Notice”) of any exercise within five business days, after which notice is received, Kien Huat is required to notify the Company of whether it decides to exercise such Option Matching Rights within ten business days. The Company did not provide such notice to Kien Huat pursuant to the Investment Agreement. On December 31, 2015, the Company and Kien Huat entered into a letter agreement (the “OMR Letter Agreement”) pursuant to which the parties agreed that, as a result of the Company’s failure to provide the Option Exercise Notice, Kien Huat’s right to elect to purchase an equal number of shares had not yet vested and would inure to Kien Huat’s benefit only upon the Company’s delivery of such Option Exercise Notice. To fulfill the Company’s obligations pursuant to the Investment Agreement pursuant to the OMR Letter Agreement, the Company provided the Option Exercise Notice as of December 31, 2015 for approximately 204,706 shares of common stock as required by the Investment Agreement. Kien Huat shall have ten business days following the date on which the Company’s Chief Compliance Officer provides written notice that Kien Huat is no longer unable to exercise the Option Matching Rights pursuant to the Company’s Insider Trading Policy (the “Effective Date Notice”) to elect whether to exercise such Option Matching Rights.

On February 17, 2016, the Company provided the Effective Date Notice to Kien Huat regarding Kien Huat's election to exercise its Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock. At December 31, 2016, there were approximately 21,000 Option Matching Rights outstanding with various exercise prices and expiration dates through July 2018.

Warrants
During 2015, the Company issued an aggregate of 83,334 shares of common stock at $30.00 per share from the exercise of warrants from a warrant holder. The Company received proceeds of $2.5 million from the exercise of these warrants.
As of December 31, 2016, there are outstanding warrants to purchase an aggregate of approximately 133,300 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020.
Options
Second Amended and Restated 2005 Equity Incentive Plan
In May 2015, the Company's Second Amended and Restated 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) expired. Options to purchase approximately 33,600 shares of common stock were outstanding as of December 31, 2016 under the 2005 Equity Incentive Plan. Although the 2005 Equity Incentive Plan expired, the approximately 33,600 options still outstanding under such plan are still exercisable.
2015 Equity Incentive Plan
In September 2015, our Board approved, and in November 2015, our stockholders approved the Company's 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan"). The 2015 Equity Incentive Plan provided for an aggregate of 952,498 shares of common stock to be available for Awards. Subject to adjustments based on the terms of the 2015 Equity Incentive Plan, on the 90th day after the Company is awarded a Gaming Facility License (the “Trigger Date”), the maximum shares of Common stock available for Awards were to automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as would increase the aggregate number of shares of Common stock available for Awards equal to 10% of the issued and outstanding shares of Common stock as of the Trigger Date; and (iii) such number of shares of Common stock as the Compensation Committee would otherwise determines. On March 8, 2016, pursuant to the terms of the 2015 Equity Incentive Plan, the Board determined to increase the number of shares of common stock available for grant under such plan by 1,663,20

9 shares for a total amount of shares available for grants of 2,600,707. Such change was effective as of March 20, 2016. At December 31, 2016, a total of 2,501,309 shares were available for future issuance under the Plan.
Stock-based compensation expense was approximately $2.7 million, $596,000 and $636,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s plan. That cost is expected to be recognized over the remaining vesting period of 1.75 years. This expected cost does not include the impact of any future stock-based compensation awards.
In 2016, 2015 and 2014, the Company received approximately $163,000, $160,000 and $2.8 million, respectively, in proceeds from shares of common stock issued as a result of the exercise of stock options.
The following table sets forth the weighted average assumptions used in applying the Black Sholes option pricing model to the option grants in 2014. No options were granted in 2016 and 2015:

2014
Weighted average fair value of options granted	$5.65
Expected dividend yield	—%
Expected volatility	101.6%
Risk-free interest rate	1.64%
Expected life of options	5 years

The following table reflects stock option activity in 2016, 2015 and 2014:

	Approximate number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2013	378,000	$7.95 - $131.10	$33.15	1.46
Granted in 2014	1,600	$35.85		3.87
Options exercised in 2014	(153,600)	$13.95 - $34.50
Forfeited in 2014	(1,000)	$24.75
Canceled in 2014	(68,800)	$15.00 - $213.75
Options outstanding at December 31, 2014	156,200	$7.95 - $131.10	$33.25	1.47
Options exercised in 2015	(81,600)	$13.95-$27.15
Forfeited in 2015	(18,000)	$13.95 -$127.95
Options outstanding at December 31, 2015	56,600	$7.95 - $131.10	$48.50	2.61
Options exercised in 2016	(18,000)	$7.95-$9.90
Forfeited in 2016	(5,000)	$14.85 -$82.95
Options outstanding at December 31, 2016	33,600	$7.95 - $131.10	$68.92	1.11

Note K. Concentration
As of December 31, 2016, the Company had one debtor that consisted of greater than 10% of accounts receivable. Hawthorne OTB represented 16.9% of the total net outstanding racing- related accounts receivable.
As of December 31, 2015, the Company had one debtor that consisted of greater than 10% of accounts receivable. Hawthorne OTB represented 11.4% of the total net outstanding racing- related accounts receivable.

Note L. Employee Benefit Plans
Empire 401-k Plan
Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Company established the Plan to provide employees with the opportunity to accumulate pre-tax assets, and to provide employer contributions for eligible employees for their retirement and other needs. It is intended to be administered in accordance with all applicable federal laws and regulations. The Plan covers substantially all employees not otherwise covered by plans resulting from collective bargaining agreements. The Plan permits employees to defer a portion of their compensation as a pre-tax deferral up to statutory maximums. Effective May 2011, the Company made matching contributions for eligible, other than salaried, employees as follows: 100% matching contribution for an employee contribution of up to 3% of compensation, a matching contribution of 3% of compensation for an employee contribution of 3% to 3.99%, a matching contribution of 3.5% of compensation for an employee contribution of 4% to 4.99% and a matching contribution of 4% of compensation for an employee contribution of 5% or more. Effective July 2016, the Company now makes a matching contribution for eligible salaried employees as follows: 50% matching contribution for an employee contribution of up to 4% of compensation. Eligible employees shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2016, 2015 and 2014 were approximately $142,000, $96,000 and $92,000, respectively. As of December 31, 2016, the Plan had 179 participants.
Deferred Compensation Plan
The Company adopted a deferred compensation plan (the "Deferred Compensation Plan"), which is effective on January 1, 2017. The Deferred Compensation Plan is a non-qualified deferred compensation plan under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select employees of the Company, including its executive officers. Pursuant to the Deferred Compensation Plan and subject to applicable tax laws, participants may elect to defer up to 50% of their base salary and up to 100% of any cash bonus. In addition to elective deferrals, the Deferred Compensation Plan permits the Company to make discretionary contributions. Participants may elect to receive payment of their vested account balances in a single cash payment or in annual installments for a period of five, 10 or 15 years. Payments will be made or commence upon the earliest of a participant’s separation from service, death or disability. If a participant so elects, payments will be deferred until a fixed and determinable date.
The obligations incurred by the Company under the Deferred Compensation Plan will be unsecured general obligations of the Company to pay the compensation deferred in accordance with the terms of the Deferred Compensation Plan and will rank equally with other unsecured and unsubordinated indebtedness of the Company. Because the Company has subsidiaries, the right of the Company, and hence the right of creditors of the Company (including eligible participants in the Deferred Compensation Plan), to participate in a distribution of the assets of a subsidiary upon its liquidation or reorganization or otherwise, necessarily is subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor may be recognized.
Note M. Income Taxes
Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2016 and 2015, the estimated deferred income tax assets and liability were comprised of the following:

	12/31/2016	12/31/2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$57,327	$57,177
Stock—based compensation	2,863	6,706
Development costs	26,805	20,101
Other	1,939	2,108
Net deferred tax assets	88,934	86,092
Valuation allowance	(88,934)	(86,092)
Deferred tax assets, net	$—	$—
The valuation allowance increased approximately $2.8 million and $14.0 million during the years ended December 31, 2016 and 2015, respectively. Of the $146.5 million in net operating loss carryforwards approximately $66.4 million is readily available as of December 31, 2016.

There are limits on the Company’s ability to use its current net operating loss carryforwards, potentially increasing the future tax liability of the Company if it were to generate taxable income. As of December 31, 2016, the Company had net operating loss carryforwards of approximately $146.5 million that expire between 2018 and 2036. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.
The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2016	2015	2014
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
New York State income taxes, net	—%	(0.1)%	—%
Non-deductible interest	(0.3)%	(1.2)%	(11.3)%
Permanent items	(3.5)%	(2.5)%	1.8%
Change in valuation allowance	(31.2)%	(31.4)%	(25.5)%
Effective tax rate	—%	(0.2)%	—%
As of December 31, 2016, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2016. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.
The Company files tax returns in the U.S. federal jurisdiction and in various states. All of its federal and New York State tax filings as of December 31, 2015 have been timely filed. The Company is subject to U.S. federal or New York State income tax examinations by tax authorities for years after 2012. During the periods open to examination, the Company has net operating loss and tax credit carryforwards that have attributes from closed periods. Since these net operating loss and tax credit carryforwards may be utilized in future periods, they remain subject to examination.

Note N. Related Party Transactions

Moelis Agreements
On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2014, we paid Moelis approximately $44,000 for professional services and travel.
During 2015, we paid Moelis approximately $428,000 for professional services, travel and expenses.
At the close of the January 2016 Rights Offering, Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino Project pursuant to the Moelis letter Agreement.
On January 24, 2017, in connection with the closing of the Term Loan Facility and the Revolving Credit Facility, Moelis was paid approximately $2.5 million for financial advisory services in connection with the Casino Project pursuant to the Moelis Letter Agreement.
In March 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Engagement Agreement") pursuant to which Moelis will act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Engagement Agreement, Moelis is entitled to an advisory fee of $100,000, which is payable upon execution, and the reimbursement of expenses up to $75,000. The Moelis-Montreign Engagement Agreement will automatically terminate on December 31, 2017 unless either party terminates earlier.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the Moelis-Montreign Engagement Agreement and the determination of whether to enter into such agreements.

Note O. Commitments and Contingencies

The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.
Operating leases

The following table represents the minimum lease payments:

Payments due by Period

Year ending December 31,	Total Lease Payments
(in thousands)

2017	$10,000
2018	10,550
2019	7,775
2020	7,800
2021	8,300
2022 to 2056	370,274
Total	$414,699

The details of lease commitments are described below.

Casino Lease

On December 28, 2015 , Montreign Operating entered into a lease (the "Casino Lease") with EPT for the lease of the parcel on which the Casino Project is being built (the "Casino Parcel'). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The following table represents the fixed rent payments under the Casino Lease:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$10,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 (3)	8,000
2022 to 2056 (3)	354,624

(1)
Until February 29, 2016, the Company continued to make payments of $500,000 per month it would have made under the Original Option Agreement. From March 1, 2016 until February 28, 2017, option payments made by the Company under the Original Option Agreement, which totaled $8.5 million, were applied against fixed rent due by the Company under the Casino Lease for such period.

(2)	From March 1, 2017 through August 31, 2018, fixed rent will be $1 million per month.

(3)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent shall equal $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

In addition to the annual fixed rent, beginning September 2018 and through the remainder of the term of the Casino Lease (the “Percentage Rent Period”), Montreign Operating is obligated to pay an annual percentage rent equal to five percent of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) in excess of the Base Amount for the Percentage Rent Period. Additionally, the lease is a net lease, and Montreign Operating has an obligation to pay the rent payable under the Casino Lease and other costs related to Montreign Operating's use and operation of the Casino Parcel, including the special district tax assessments allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Golf Course Lease

On December 28, 2015, ERREI entered into a sublease (the “Golf Course Lease”) with the Adelaar Developer, LLC (the "Destination Resort Developer") for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due. Fixed rent payments under the Golf Course Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1)(2)	$0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,825

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Spring 2018 (the “Golf Course Opening Date”), fixed rent payments shall equal $0.

(2)	From the Golf Course Opening Date and continuing for the 10 years thereafter, fixed rent shall equal $150,000 per year.

(3)	From March 2029 through the remainder of the term of the Golf Course Lease, fixed rent shall equal $250,000 per year.

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

Entertainment Village Lease

On December 28, 2015, ERREII entered into a sublease (the “Entertainment Village Lease”) with the Destination Resort Developer, for the lease of the Entertainment Village Parcel. The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Village Lease, there is no percentage rent due. Fixed rent payments under the Entertainment Village Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1)(2)	$0
2018 (2)	50
2019 (2)	150
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,825

(1)
From the date the Entertainment Village Lease commenced (the “Entertainment Village Lease Commencement Date”) and until the date on which the Entertainment Village opens for business, which is expected to be September 2018 (the “Entertainment Village Opening Date”), fixed rent payments shall equal $0.

(2)	From the Entertainment Village Opening Date and continuing for the 10 years thereafter, fixed rent shall equal $150,000 per year.

(3)	From September 2028 through the remainder of the term of the Entertainment Village Lease, fixed rent shall equal $250,000 per year.

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

Purchase Option Agreement

On December 28, 2015, Montreign Operating and EPR entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which EPR granted to Montreign Operating the option (the “Purchase Option”) to purchase all, but not fewer than all, of the Development Project Parcels for a purchase price of $175 million, ($200 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25 million for certain previous payments made by the Project Parties. The Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

Under the Purchase Option Agreement, EPR also granted to Montreign Operating the option (the “Resort Project Purchase Option”) to purchase not less than all of the balance of the EPR Property, excluding the Development Project Parcels and the Waterpark (the “Resort Property”) for an additional fee. The Resort Project Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Resort Project Purchase Option commenced on December 28, 2015 and shall expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR also granted to Montreign a right of first offer (“ROFO”) with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign Operating, then EPR shall be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign Operating. The ROFO commenced on the Effective Date and shall continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

Note P. Loss Per Share
As previously discussed in Note H, the Company completed a rights offering during January 2016. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 20% discount, a bonus element was present. The Company determined the bonus element to be an additional 1.458 million shares which would be added to the denominator that was used in computing basic and diluted earnings per share in 2015 and 2014. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of common shares and loss per common share for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
	(in thousands, except per share )

Weighted average number of common shares, as reported	9,291	7,828
Adjustment	1,458	1,458
Weighted average number of common shares, as adjusted	10,749	9,286

Loss per common share, as reported	$(4.00)	$(3.08)
Adjustment	$(0.58)	$(0.48)
Loss per common shares, as adjusted	$(3.42)	$(2.60)

Note Q. Summarized Quarterly Data (Unaudited)

The following table summarizes the quarterly results of operations for the years ended December 31, 2016 and 2015:

	Fiscal Quarter
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2016	(in thousands, expect per share data)

Net revenues	$16,205	$17,405	$18,530	$15,314

Loss from operations	(4,764)	(7,047)	(5,388)	(6,484)

Net loss	(5,177)	(7,045)	(5,388)	(6,587)

Loss per common share:

Loss per common share, basic	$(0.26)	$(0.23)	$(0.18)	$(0.19)
Loss per common share, diluted	$(0.26)	$(0.23)	$(0.18)	$(0.19)

2015

Net revenues	$14,525	$17,852	$19,512	$16,277

Loss from operations	(3,359)	(7,000)	(12,486)	(11,115)

Net loss	(4,047)	(7,650)	(13,139)	(11,774)

Loss per common share:

Loss per common share, basic	$(0.45)	$(0.80)	$(1.40)	$(0.77)
Loss per common share, diluted	$(0.45)	$(0.80)	$(1.40)	$(0.77)

Note R. Subsequent Events
Corporate Restructuring

In January 2017, the Company undertook certain corporate restructuring. In particular, Empire created Montreign Holding Company, LLC (“Montreign Holding”), a wholly-owned subsidiary, to which it contributed all of its membership interests in Montreign Operating, which was formerly a wholly-owned subsidiary of Empire. Concurrently therewith, Empire contributed to Montreign Operating all of its membership interests in each of Empire Resorts Real Estate I, LLC (“ERREI”), which is developing the Golf Course Project, and Empire Resorts Real Estate II, LLC (“ERREII” and, together with ERREI, the “Montreign Subsidiaries” and, together with ERREI and Montreign Operating, the “Project Parties”), which is developing the Entertainment Village Project, each of which were formerly wholly-owned subsidiaries of Empire.

Term Loan Agreement and Revolving Credit Agreement

Term Loan Agreement

On January 24, 2017 (the “Loan Closing Date”), Montreign Operating entered into a Building Term Loan Agreement (the “Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. The Term Loan Agreement provides for loans to be made to Montreign Operating in an aggregate principal amount of $485 million (the “Term Loan Facility”).

The Term Loan Facility consists of $70 million of Term A loan ( the “Term A Loan”) and $415 million of Term B loans (the “Term B Loan”). The Term B Loan was borrowed in full on the Loan Closing Date and the proceeds were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The proceeds of the Term Loan Facility (including proceeds of the Term A Loan, which will be deposited into the lender-controlled accounts upon borrowing) will be made available to Montreign Operating, subject to Montreign Operating satisfying the disbursement conditions set forth in the Term Loan Agreement and related loan documents, to pay debt service and costs relating to the development and construction of the Development Projects.

The Term A Loan may be borrowed during the period from the Loan Closing Date to July 24, 2018, subject to meeting the conditions set forth in the Term Loan Agreement at the time of the borrowing. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest will accrue on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest will accrue on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum , or an alternate base rate plus 7.25% per annum. In addition, Montreign Operating will pay a commitment fee to each Term A Loan lender (“Term A Lender”) equal to the undrawn amount of such Term A Lender’s Term A Loan commitment multiplied by a rate equal to 2.5% per annum for the period commencing on the Loan Closing Date through March 24, 2018 and 5.0% per annum thereafter.

In the event that the Term B Loan is prepaid or repaid in whole or in part for any reason other than as a result of scheduled amortization and certain other exceptions, Montreign Operating is required to pay pre-payment premiums based on a make-whole if the prepayment occurs from the Loan Closing Date to (but excluding) the 30th-month anniversary following the Loan Closing Date (the “30th Month”), and a 2% and 1% premium if the prepayment occurs from the 30th Month to (but excluding) the 42nd-month anniversary of the Loan Closing Date (the “42nd Month”) and from the 42nd Month to (but excluding) the 54th-month anniversary of the Loan Closing Date, respectively.

Revolving Credit Agreement

On the Loan Closing Date, Montreign Operating also entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of the Casino Project to the public. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

Collateral and Other Provisions

The Term Loan Facility and the Revolving Credit Facility are each guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all the real and personal property of Montreign Operating and the Montreign Subsidiaries and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding. In addition, Empire delivered a completion guaranty in connection with the Term Loan Facility guaranteeing the completion of the construction of the Casino Project and the Entertainment Village Project. Empire’s liability under the completion guaranty (excluding lender’s enforcement costs) is capped at $30 million.

The Term Loan Facility and the Revolving Credit Agreement contain representations and warranties, affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Operating and the Montreign Subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions. Additionally, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of this payment, $15 million is required to be deposited by June 30, 2107 and the remaining $20 million is required to be deposited by December 31 2017. The $35 million must be funded in the form of a further equity contribution to Montreign Operating. The Company expects to raise additional equity capital by the dates on which the deposits must be made.

Obligations under the Term Loan Agreement and the Revolving Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; revocation of a gaming license for seven consecutive business days; and a change of control (as such term is defined in the Term Loan Agreement) of Montreign Operating.

To further fund the Development Projects, on January 24, 2017, Montreign Operating entered into the Term Loan Agreement and Montreign Holding entered into the Kien Huat Montreign Loan Agreement. In connection with the consummation of the Term Loan Agreement, on the Loan Closing Date, that certain construction loan agreement (the "Kien Huat Construction Loan Agreement") dated October 13, 2016, by and between Kien Huat and Montreign Operating expired on its terms without being utilized by Montreign Operating. Montreign Operating and Kien Huat had entered into the Kien Huat Construction Loan Agreement to provide Montreign Operating with short-term access to up to $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized.

Kien Huat Montreign Loan Agreement

On the Loan Closing Date, Kien Huat and Montreign Holding entered into the Kien Huat Montreign Loan Agreement, pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million, the net proceeds of which will be used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The Kien Huat Montreign Loan shall mature on February 24, 2024 (the “Kien Huat Loan Maturity Date”), which Kien Huat Loan Maturity Date may be extended by Kien Huat in its sole discretion by up to an additional year.

The Kien Huat Montreign Loan bears interest at a rate of 12% per annum. Prior to the Kien Huat Loan Maturity Date, interest on the Kien Huat Montreign Loan shall accrue and be added to the outstanding principal of the Kien Huat Montreign Loan (the “Principal Indebtedness”) on the first business day of each calendar month beginning on February 1, 2017 (each an “Interest Payment Date”) and shall thereafter be deemed to be part of the Principal Indebtedness. The Principal Indebtedness, including all interest due through the applicable Interest Payment Date and other amounts due under the Kien Huat Montreign Loan, shall be payable in cash on the Kien Huat Loan Maturity Date. Notwithstanding the foregoing, Montreign Holding shall be required to pay in cash to Kien Huat, at the end of any “accrual period” (as defined in Section 1275(a)(5) of the Internal Revenue Code of 1986, as amended (the “Code”)) ending after the fifth anniversary of the Loan Closing Date the aggregate amount by which (x) the sum of (i) the amount of accrued interest on the Kien Huat Montreign Loan that has been added to the Principal Indebtedness plus (ii) any other accrued but unpaid original issue discount (as determined under Section 163(i) of the Code) on the Kien Huat Montreign Loan from the closing date through the end of such accrual period, in each case that has not been paid in cash, exceeds (y) the product of (i) the “issue price” (as defined for purposes of the Code) and (ii) the “yield to maturity” (as defined for purposes of the Code). In addition to the interest payable on the Kien Huat Montreign Loan, Kien Huat was entitled to a commitment fee of 1%, which fee was added to the Principal Indebtedness of the Kien Huat Montreign Loan.

Until the Kien Huat Montreign Loan is repaid in full, Montreign Holding shall make no dividend or other distributions to Empire except (i) for purposes of paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) for purposes of the payiment of taxes by Empire, to the extent also permitted by the Term Loan Agreement with respect to distributions to Montreign Operating. The Kien Huat Montreign Loan may be prepaid in full or in part at any time without premium or penalty.

The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests of Montreign Holding by Empire. The Kien Huat Montreign Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict Montreign Holding’s use of the proceeds of the Kien Huat Montreign Loan to expenses relating to the Development Projects. Obligations under the Kien Huat Montreign Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees; breach of the affirmative covenants and a default with respect to the payment of principal or interest under the Term Loan by Montreign Operating or acceleration of the Term Loan for any reason.

Contingent Liability Settlement

On January 4, 2017, the Company entered into an agreement (the “Settlement Agreement”) to issue 33,333 shares (the "Settlement Shares") of its common stock to an individual "Claimant" as part of the settlement of a claim asserted in connection with Claimant's alleged provision of services to the Company. Pursuant to the Settlement Agreement, the Company issued the Settlement Shares on January 9, 2017. The Settlement Agreement provided for the a mutual full release of all potential claims upon the Company's delivery of such Settlement Shares to Claimant. The amount of the liability of $758,000 was recorded in accrued expenses at December 31, 2016.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
 None.

Item 9A.	Controls and Procedures.

We carried out an evaluation as of December 31, 2016 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 framework) (the COSO criteria) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013 framework) (the COSO criteria), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting within this report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Emanuel R. Pearlman	56	Executive Chairman of the Board
Joseph A. D’Amato	69	Chief Executive Officer and Director
Keith L. Horn	58	Director
Edmund Marinucci	67	Director
Nancy A. Palumbo	56	Director
Gregg Polle	56	Director
Laurette J. Pitts	48	Executive Vice President, Chief Operating Officer/Chief Financial Officer
Charles Degliomini	58	Executive Vice President
Nanette L. Horner	52	Executive Vice President, Chief Counsel and Chief Compliance Officer
The terms of all of our current directors will expire at the 2017 Annual Meeting of Stockholders, and all directors will be up for election for one-year terms at the 2017 Annual Meeting of Stockholders and at every subsequent annual meeting of stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next annual meeting of stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.
The business experience of each or our directors and executive officers is as follows:
Emanuel R. Pearlman has served as a director since May 2010 and as the Executive Chairman of the Board since June 2016. Mr. Pearlman served as Chairman of the Board from September 2010 through May 2016. Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003. Since January 2012, he has served on the board of directors of Network-1 Technologies, Inc. (NYSE MKT:NTIP), where he serves as chairman of the audit committee and a member of the corporate governance committee. From January 2012 through January 2013, he served on the Board of Dune Energy.  From October 2006 to March 2010, Mr. Pearlman served on the board of Multimedia Games, Inc. (NASDAQ-GS:MGAM). Mr. Pearlman holds an MBA from Harvard Business School and a B.A. in Economics from Duke University.
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

Keith L. Horn has served as a director of the Company since April 2016. He served as Chief Operating Officer and a member of the Management Committee of Elliott Management Corporation (“Elliott”), a global, multi-strategy private investment fund with more than $30 billion of assets under management, from 2003 to 2015. Mr. Horn’s role at Elliot encompassed, among other things, direct responsibility for operations, accounting, finance, IT, applications development, human resources, compliance and all aspects of infrastructure and security. From 2011 to 2015, Mr. Horn served as a member of the board of directors of the Managed Funds Association, and was also a member of such board’s Executive Committee and served as Chairman of its Nominating Committee and Chairman of its International Affairs Committee. Prior to joining Elliott, beginning in 1987, Mr. Horn spent 16 years at Merrill Lynch serving in various capacities, including global head of Leveraged Finance, head of Latin America Debt, Chief of Staff to the Chairman and President and a managing director in High Yield Finance and Investment Banking. Mr. Horn began his career in private practice as a corporate and securities attorney. He is a member of the Binghamton University Foundation Board of Directors and a member of the Foundation’s Investment

Committee. In addition, Mr. Horn is a member of the Board of Directors of Peace Players International. Mr. Horn received his J.D. cum laude from Georgetown University Law Center and holds B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors.

Edmund Marinucci has served as a director of the Company since March 2014. Mr. Marinucci has been a partner at PCH Hotels, LLC, a boutique hotel and resort operator based in San Francisco that is an operating division of Pacific Union Company since 1983. From October 1983 to December 2008, Mr. Marinucci served as President of PCH Hotels, LLC. During his tenure as President, PCH Hotels owned and managed properties in the U.S. and the Caribbean. Such properties included Meadowood Resort (Napa, California), Windermere Island Club (Bahamas), Divi Resorts (Aruba), Downtown Athletic Club (New York City), Frangipani Resort (Anguilla) and Marriott Resort (Grand Cayman). During his presidency of PCH Hotels, he oversaw the ground-up development of The Hotel Griffon and the renovation and repositioning of the Drisco Hotel (each in San Francisco). Prior to PCH Hotels, Mr. Marinucci served as Director of Development for HCP Hotels/Aston Resorts in Hawaii. In such position, Mr. Marinucci oversaw all development aspects of the hotel group and grew inventory from 15 to 20 hotel resorts. From 1978 to 1981, Mr. Marinucci served as Director of Resort Operations for Kapalua Resort Maui in Hawaii. While at Kapalua Resort Maui, Mr. Marinucci was responsible for the daily operations of the resort, including the Kapalua Bay Hotel, 150 rental villas, two golf courses, The Bay and The Village. He serves on the board of directors of Miami JV Member LLC, a private hotel and resort company, and has previously served on the board of directors of Jameson Inns/Colony Capital, a private hotel and resort company. Mr. Marinucci is a member of The Cornell Hotel Society. Mr. Marinucci received a BS in Hotel Administration from the Cornell University School of Hotel Administration.
Nancy A. Palumbo has served as director since June 2009. Ms. Palumbo also acts as an independent consultant in the areas of strategic marketing, corporate communications and business development. Ms. Palumbo has also served as a principal in CRAMN LLC, a global business development company. From March 2009 to December 2010, she served as President of the Green Planet Group, a company that advised on solar and renewable energy solutions. Prior to joining Green Planet Group, from May 2007 to March 2009, Ms. Palumbo was the General Manager for Walker Digital Lottery and from October 2006 to May 2007, she served as the Senior Vice President for Strategic Marketing and Corporate Communications for the New York Daily News. From January 2004 to October 2006, Ms. Palumbo served as the Director of the New York Lottery, where she managed a $6 billion a year business and oversaw the opening of six video gaming facilities. From February 1995 to January 2004, Ms. Palumbo served as the Executive Deputy Commissioner for the Office of Parks Recreation and Historic Preservation for the State of New York, where she was instrumental in developing public-private partnerships to generate additional revenue to expand park services. Ms. Palumbo is a graduate of St. Bonaventure University.
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
Laurette J. Pitts has served as the Chief Financial Officer of the Company since December 2010. In August 2011, Ms. Pitts was promoted to Senior Vice President and Chief Financial Officer and in August 2012, she was promoted to Senior Vice President, Chief Operating Officer and Chief Financial Officer and, effective July 1, 2014, she was promoted to Executive Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Pitts has served in various capacities in the gaming industry since 1992. Prior to her employment with the Company, Ms. Pitts most recently served from December 2008 until December 2010, as Regional Vice President of finance and administration for American Racing and Entertainment, LLC, a private company that owns and operates horseracing, resort, and gaming facilities, including Tioga Downs and Vernon Downs. She previously served as Chief Financial Officer for Mohegan Sun at Pocono Downs, a gaming and entertainment facility owned by the Mohegan Tribe of Indians of Connecticut, from April 2005 until November 2008.
Charles Degliomini is the Executive Vice President of Governmental Affairs and Corporate Communications of the Company. He has been an employee or consultant of the Company since 2004 and was promoted to his current position in February 2008. Currently, Mr. Degliomini serves as a director of the New York Gaming Association, a not-for-profit trade association created in 2011 to advance the interests of New York State's nine racetrack casinos. He is on the board of Hudson Valley Economic Development Corporation, a public-private partnership that markets the Hudson Valley region as a prime business location to corporate executives, site selection consultants and real estate brokers. Mr. Degliomini is also a member of the board of directors of the Orange and Sullivan County Boys and Girls Club. Previously, he was Senior Vice President of Sales and Marketing of eLottery, Inc., the first firm to advance the technology to facilitate the sales and marketing of governmental lottery tickets on the Internet. Before taking the position at eLottery, Mr. Degliomini was President and founder of Atlantic Communications, a New York-based corporate and government affairs management company. Mr. Degliomini served in the General Services Administration as chief of staff to the Regional Administrator from 1985 to 1998, and was the New York State communications director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in Political Science from Queens College.
Nanette L. Horner was appointed to serve as the Company’s Chief Compliance Officer in August 2010 and has served as the Company’s Corporate Vice President of Legal Affairs since July 2010. In August 2011, Ms. Horner was promoted to Senior Vice President, Chief Counsel and Chief Compliance Officer and, effective July 1, 2014, she was promoted to Executive Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner has been involved in the gaming industry, as an attorney, since 1996. Prior to her employment with the Company, Ms. Horner worked in the Office of Chief Counsel, assigned to the Bureau of Licensing of the Pennsylvania Gaming Control Board since July 2005. In September 2006, Ms. Horner was named the Board’s first director of the Office of Compulsive and Problem Gambling. She is a member of the Board of Directors for the National Council on Problem Gambling, and is a member of American Mensa and the International Masters of Gaming Law.
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
As a result, the Board has affirmatively determined that none of our directors has a material relationship with the Company other than Joseph D’Amato, who serves as our Chief Executive Officer, and Emanuel R. Pearlman, who serves as Executive Chairman of the Board. The Board has also affirmatively determined that all members of our Audit Committee, Corporate Governance and Nominations Committee and Compensation Committee are independent directors.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and NASDAQ Listing Rules. The Audit Committee is comprised of Ms. Palumbo, Mr. Horn and Mr. Polle. Our Board has determined that Mr. Horn and Mr. Polle qualify as audit committee financial experts as defined by Securities and Exchange Commission rules, based on his education, experience and background. Please see the biographical information above for a description of Mr. Horn's and Mr. Polle's relevant experience.
Code of Conduct and Business Ethics
We adopted a Code of Business Conduct and Ethics, applicable to all employees, and a Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s), each of which is available on our internet website (www.empireresorts.com) and will be provided in print without charge to any stockholder who submits a request in writing to Empire Resorts, Inc. Investor Relations, c/o Monticello Casino and Raceway, 204 State Route 17B, P.O. Box 5013, Monticello, New York 12701. Any amendment to and waivers from the Code of Ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2016 there were no delinquent filers.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2016, 2015 and 2014 for services rendered to us by persons who served as our CEO and CFO during 2016, 2015 and 2014, as well as each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2016, 2015 and 2014, all of whom we refer to herein collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($) (5)	All Other Compensation ($)		Total ($)
Emanuel R. Pearlman (1)	2016	357,500	(1)	200,000	—	17,500	(1)	575,000
Executive Chairman of the Board

Joseph A. D’Amato	2016	398,269		200,000	205,000	33,540	(2)	836,809
Chief Executive Officer	2015	375,000		225,000	651,250	31,418	(3)	1,282,668
	2014	375,000		125,000	33,300	26,707	(4)	560,007

Laurette J. Pitts	2016	240,000		65,000	—	—		305,000
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2015	240,000		100,000	260,500	—		600,500
	2014	234,808		85,000	33,300	—		353,108

Charles Degliomini	2016	257,500		50,000	—	—		307,500
Executive Vice President	2015	260,000		100,000	260,500	—		620,500
	2014	250,000		85,000	33,300	—		368,300

Nanette L. Horner	2016	225,000		50,000	—	14,400	(5)	289,400
Executive Vice President, Chief Counsel and Chief Compliance Officer	2015	225,000		100,000	260,500	14,400	(5)	599,900
	2014	219,808		100,000	33,300	14,400	(5)	367,508

(1)
Mr. Pearlman served as a non-employee director until May 31, 2016, whereupon he became the Executive Chairman of the Board of Directors and a Company employee. Mr. Pearlman will be paid an annual salary of $650,000 in his role as Executive Chairman but does not have an employment agreement with the Company. All Other Compensation includes $17,500 paid to an entity wholly-owned by Mr. Pearlman as reimbursement for medical benefits and administrative expenses provided by such entity in lieu of Company benefits.

(2)	All Other Compensation consists of $23,368 in housing allowance, $5,034 in allocation of personal use of a Company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(3)	All Other Compensation consists of $22,228 in housing allowance, $4,052 in allocation of personal use of a Company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(4)	All Other Compensation consists of $18,000 in housing allowance, $3,569 in allocation of personal use of a Company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(5)	All Other Compensation consists of $14,400 in housing and travel allowance.

(6)
These amounts reflect the aggregate grant date fair value of restricted stock granted in the year ended December 31, 2016 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and H to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information. The grant dates for the Restricted Stock are August 2, 2016, May 5, 2015, August 11, 2014 and November 12, 2013, respectively.

Narrative Disclosure to Summary Compensation Table

The following is a description of our current executive employment agreements:
Joseph A. D'Amato
On November 26, 2012, the Company entered into an employment agreement with Mr. D'Amato, pursuant to which Mr. D'Amato will continue to serve as the Company's Chief Executive Officer. This employment agreement supersedes Mr. D'Amato's prior employment agreement with the Company. Mr. D’Amato’s employment agreement provides for a term ending on December 31, 2015, which was later extended as hereinafter described, unless Mr. D’Amato’s employment is earlier terminated by either party in accordance with the provisions thereof. Mr. D’Amato is to receive a base salary at the rate of $375,000 per year for the term of the agreement and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. D'Amato may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. Mr. D'Amato will receive a monthly housing allowance in the amount of $1,500. In addition, the Company will lease or purchase an automobile for Mr. D'Amato's sole and exclusive use, and be responsible for the payment of certain expenses related to that vehicle, with an approximate monthly value of $1,500. The Company obtained and shall maintain a key man life insurance policy for Mr. D'Amato providing death benefits in the amount of $1 million to Mr. D'Amato's estate and which policy may, at the option of the Company's Compensation Committee, provide death benefits of $3 million to the Company. In the event that the Company terminates Mr. D’Amato’s employment with Cause (as defined in the agreement) or Mr. D’Amato resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. D’Amato his base salary, unpaid expenses and any benefits to which Mr. D'Amato is entitled through the termination date (collectively "Accrued Obligations"). In the event that Mr. D'Amato's employment is terminated as a result of death or disability, Mr. D'Amato or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. D'Amato shall become vested immediately and remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason, the Company is obligated to continue to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which is a participant (based on the days worked during the applicable year) and (iii) Mr. D’Amato’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of their original five-year term. In the event that the Company terminates Mr. D’Amato’s employment without Cause or Mr. D’Amato resigns with Good Reason on or following a Change in Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. D’Amato’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options held by Mr. D'Amato, which options shall remain exercisable through the remainder of their original five-year term.

On May 29, 2014, the Company entered into Amendment No. 1 to the employment agreement with Mr. D’Amato for the purpose of amending the definition of “Change in Control” such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Mr. D’Amato for the purpose of extending the termination date of the employment agreement from December 31, 2015 to December 31, 2016. Furthermore, Amendment No. 2 provides that the termination date of the employment agreement shall be automatically extended to December 31, 2018 if the Company is granted a gaming facility license ("Gaming Facility License") by NYSGC with respect to the the Casino Project. On December 21, 2015, the Company was awarded such Gaming Facility License.

Amendment No. 2 further provided that, beginning on the date the Company is granted a Gaming Facility License until the earlier of (i) the termination of the employment agreement or (ii) the completion of the Casino Project, the Company shall provide to Mr. D’Amato furnished housing in Sullivan County, New York, that is mutually agreeable to the Company and Mr. D’Amato in place of a housing allowance.

On August 2, 2016, the Company entered into an Amended and Restated Employment Agreement with Mr. D’Amato, which agreement is effective as of July 1, 2016 (the “Restated D’Amato Employment Agreement”). Pursuant to the Restated D’Amato Employment Agreement, the term of Mr. D’Amato’s service as Chief Executive Officer is extended from December 31, 2018 through June 28, 2019. In addition, Mr. D’Amato’s base salary increased from $375,000 to $425,000 per annum. Further, the geographic radius for the non-competition agreement between Mr. D’Amato and the Company was extended from 60 miles to 100 miles from any location at which any Empire Company (as such term is defined in the Restated D’Amato Employment Agreement) conducts its business. Except for the amendments described herein, the other terms of Mr. D’Amato’s employment remain materially unchanged.

In connection with the execution of the Restated D’Amato Employment Agreement, Mr. D’Amato was granted 12,500 shares of common stock subject to the 2015 Equity Incentive Plan. One-half of the shares vested on August 2, 2016 and the remaining shares will vest on August 2, 2018. In the event of a Change in Control, all shares will vest immediately.

Laurette J. Pitts

On August 17, 2012, the Company entered into an employment agreement with Ms. Pitts pursuant to which Ms. Pitts became the Company’s Chief Operating Officer and continued to serve as the Company’s Senior Vice President and Chief Financial Officer. This employment agreement supersedes Ms. Pitts’s prior employment agreement with the Company. The employment agreement provides for a term ending on December 31, 2014, which was later extended as hereinafter described, unless Ms. Pitts’ employment is terminated earlier by either party in accordance with the provisions thereof. Ms. Pitts is to receive a base salary at the annual rate of $230,000 per year and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine and (ii) to which Ms. Pitts may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which she is a participant. In the event that the Company terminates Ms. Pitts’s employment with Cause (as defined in the agreement) or Ms. Pitts resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Pitts her base salary, unpaid expenses and any benefits to which Ms. Pitts is entitled through the termination date (the “Accrued Compensation”). In the event that Ms. Pitts’s employment is terminated as a result of death or disability, Ms. Pitt’s or her estate, as the case may be, is entitled to receive the Accrued Compensation and any unvested options held by Ms. Pitts shall become vested immediately and remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Ms. Pitts’ employment without Cause or Ms. Pitts resigns with Good Reason, in addition to the Accrued Compensation, the Company is obligated to pay (i) a pro-rata portion of any bonus awarded pursuant to a bonus plan in which she is a participant (based on the days worked during the applicable year) and (ii) Ms. Pitts’ compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Ms. Pitts’ employment without Cause or Ms. Pitts resigns with Good Reason on or following a Change in Control (as defined in the agreement), the Company is generally obligated to continue to pay Ms. Pitts’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term.

On May 29, 2014, the Company entered into Amendment No. 1 to the employment agreement with Ms. Pitts, which amendment was effective as of July 1, 2014. Pursuant to such amendment, (i) the termination date of Ms. Pitts’ employment agreement was extended from December 31, 2014 to December 31, 2015, (ii) her base salary was increased from $230,000 to $240,000 and (iii) “Executive Vice President” was added to her title. In addition, pursuant to the amendment, the definition of “Change in Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Ms. Pitts extending the termination date of the employment agreement from December 31, 2015 to December 31, 2016. Furthermore, Amendment No. 2 provided that such term would be automatically extended to December 31, 2018, if the Company is granted a Gaming Facility License by the NYSGC with respect to the Casino Project. On December 21, 2015, the Company was awarded such Gaming Facility License.

Charles A. Degliomini
On December 7, 2012, the Company entered into an employment agreement with Mr. Degliomini to continue to serve as the Company's Executive Vice President and/or such other titles as may be granted by the Company. This employment agreement supersedes Mr. Degliomini's prior employment agreement with the Company. Mr. Degliomini's employment agreement provides for a term ending on December 31, 2014, which was later extended as hereinafter described, unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof. Mr. Degliomini is to receive a base salary at the annual rate of $250,000 and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. In the event that the Company terminates Mr. Degliomini’s employment with Cause (as defined in the agreement) or Mr. Degliomini resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Mr. Degliomini his base salary, unpaid expenses and any benefits to which Mr. Degliomini in entitled through the termination date (collectively “Accrued Obligations”). In the event Mr. Degliomini’s employment is terminated as a result of death or disability, Mr. Degliomini’s or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. Degliomini shall become vested immediately and remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year) and (iii) Mr. Degliomini’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change in Control (as defined in the agreement), the Company is generally obligated to continue to pay Mr. Degliomini’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term.
On August 24, 2014, the Company entered into Amendment No. 1 to the employment agreement with Mr. Degliomini. Pursuant to such amendment, (i) the termination date of Mr. Degliomini’s employment agreement was extended from December 31, 2014 to December 31, 2015 and (ii) his base salary was increased from $250,000 to $257,000. In addition, pursuant to the amendment, the definition of “Change in Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreements with Mr. Degliomini extending the termination date of such agreement from December 31, 2015 to December 31, 2016. Furthermore, Amendment No.2 provided that such term would be automatically extended to December 31, 2018 if the Company is granted a Gaming Facility License by the NYSGC with respect to the Casino Project. On December 21, 2015, the Company was awarded such Gaming Facility License.
Nanette L. Horner
On August 22, 2012, the Company entered into an employment agreement with Ms. Horner, pursuant to which Ms. Horner will continue to serve as the Company’s Senior Vice President, Chief Compliance Officer and Chief Counsel. This employment agreement supersedes Ms. Horner’s prior employment agreement with the Company. Ms. Horner’s employment agreement provides for a term ending on December 31, 2014, which was later extended as hereinafter described, unless Ms. Horner’s employment is earlier terminated by either party in accordance with the provisions thereof. Ms. Horner will receive a base salary of $215,000 and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Ms. Horner may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which she is a participant. Ms. Horner will also receive a monthly lodging and travel expense allowance of $1,200. In the event that the Company terminates Ms. Horner’s employment with Cause (as defined in the agreement) or Ms. Horner resigns without Good Reason (as defined in the agreement), the Company’s obligations are limited generally to paying Ms. Horner her base salary, unpaid expenses and any benefits to which Ms. Horner is entitled through the termination date (the “Accrued Compensation”). In the event that Ms. Horner’s employment is terminated as a result of death or disability, Ms. Horner’s or her estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Ms. Horner shall become vested immediately and remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason, the Company is obligated to pay (i) the Accrued Compensation, (ii) a pro-rata portion of any bonus awarded pursuant to any annual bonus plan in which she is a participant (based on the days worked during the applicable year) and (iii) Ms, Horner's compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason on or following a Change in Control (as defined in the agreement), the Company is generally obligated to continue to pay Ms. Horner’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options held by Ms. Horner, which options shall remain exercisable through the remainder of its original five-year term.
On May 30, 2014, the Company entered into Amendment No. 1 to the employment agreement with Ms. Horner, which amendment was effective as of July 1, 2014. Pursuant to such amendment, (i) the termination date of Ms. Horner’s employment agreement was extended from December 31, 2014 to December 31, 2015, (ii) her base salary was increased from $215,000 to $225,000 and (iii) “Executive Vice President” was added to her title. In addition, pursuant to the amendment, the definition of “Change Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approve of the current members of the Board would constitute a Change in Control.

On June 30, 2015, the Company entered into Amendment No. 2 to the employment agreement with Ms. Horner extending the termination date of such agreement from December 31, 2015 to December 31, 2016. Furthermore, Amendment No.2 provided that such term would be automatically extended to December 31, 2018, if the Company is granted a Gaming Facility License by the NYSGC with respect to the casino project. On December 21, 2015, the Company was awarded such Gaming Facility License .
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Emanuel R. Pearlman	—	2,000	24.75	11/11/2018	(1)
						3,000	68,250	(3)
						50,000	1,137,500	(4)
						75,000	1,706,250	(5)
Joseph A. D’Amato	—	—	—
						25,000	568,750	(4)
						6,250	142,188	(6)
Laurette J. Pitts	—	—	—
						10,000	227,500	(4)
							—
Charles Degliomini	5,000	—	111.00	5/23/2017	(2)
						10,000	227,500	(4)

Nanette L. Horner	—	—	—
						10,000	227,500	(4)

(1)	Grant date November 12, 2013; vesting 25% on grant date, 25% on 2/12/2014, 25% on 5/12/2014 and 25% on 8/12/2014; 10-year term.

(2)	Grant date May 24, 2007; vesting 33.3% on grant date, 33.3% one year after grant date and 33.4% two years after grant date; 10-year term.

(3)	Grant under the 2005 Empire Resorts, Inc. Second Amended and Restated Equity Incentive Plan (the "2005 Equity Incentive Plan"). Grant date November 3, 2015; vesting 100% on 1/6/2017.

(4)
Grant date May 5, 2015; vesting 50% on which the NYSGC authorizes the opening of the Casino Project to the public (“Casino Date”), 50% at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(5)	Grant date March 3, 2016; vesting 25% on 3/16/2017, 25% on 3/16/2018, 255 on 3/16/2019 and 25% on 3/16/2020.

(6)	Grant date August 2, 2016; vesting 50% on grant date and 50% two years after grant date.

Outstanding Equity Awards Narrative Disclosure
Second Amended and Restated 2005 Equity Incentive Plan
In May 2015, our 2005 Equity Incentive Plan expired. Options to purchase 33,618 shares of common stock were outstanding as of December 31, 2016 under the 2005 Equity Incentive Plan. Although the 2005 Equity Incentive Plan expired, the 33,618 options still outstanding under such plan are still exercisable. In September 2015, our board approved, and in November 2015, our stockholders approved, a new 2015 Equity Incentive Plan, which is discussed below.
2015 Equity Incentive Plan
In September 2015, our Board approved, and in November 2015, our stockholders approved the Company's 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan")
. The purpose of the 2015 Equity Incentive Plan is: (i) to align our interests and recipients of options under the Plan by increasing the proprietary interest of such recipients in our growth and success, and (ii) to advance our interests by providing additional incentives to officers, key employees and well-qualified non-employee directors and consultants who provide services to us, who are responsible for our management and growth, or otherwise contribute to the conduct and direction of our business, operations and affairs.
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
Eligibility
Employees, directors, officers, advisers and consultants of the Company or its affiliates are eligible to participate in the 2015 Equity Incentive Plan and are referred to as “Participants.” The Compensation Committee has the sole and complete authority to determine who will be granted an award under the 2015 Equity Incentive Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2015 Equity Incentive Plan.

Number of Shares Authorized

The 2015 Equity Incentive Plan provided for an aggregate of 952,498 shares of common stock to be available for Awards. Subject to adjustments based on the terms of the 2015 Equity Incentive Plan, on the 90th day after the Company was awarded a Gaming Facility License (the “Trigger Date”), the maximum shares of common stock available for Awards were to automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as would increase the aggregate number of shares of common stock available for Awards to 10% of the issued and outstanding shares of common stock as of the Trigger Date; and (iii) such number of shares of common stock as the Compensation Committee would otherwise determine. On March 8, 2016, pursuant to the terms of the 2015 Equity Incentive Plan, the Board of Directors determined to increase the number of shares available for grant under such plan by 1,663,209 shares for a total amount of shares available for grants of 2,600,707. Such change was effective as of March 20, 2016. At December 31, 2016, a total of 2,501,309 shares were available for future issuance under the 2015 Equity Incentive Plan.
The number of shares available for grant pursuant to Awards under the 2015 Equity Incentive Plan is referred to as the “Available Shares”. If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2015 Equity Incentive Plan. If there is any change in the Company’s corporate capitalization or structure, the Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares of common stock reserved for issuance under the 2015 Equity Incentive Plan, the number of shares covered by Awards then outstanding under the Plan, the limitations on Awards under the 2015 Equity Incentive Plan, the exercise price of outstanding Options and such other equitable substitution or adjustments as it may determine appropriate.
The 2015 Equity Incentive Plan will have a term of ten years and no further Awards may be granted under the 2015 Equity Incentive Plan after that date.
Awards Available for Grant
The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing, as each type of award is described in the 2015 Equity Incentive Plan. Notwithstanding, the Compensation Committee may not grant to any one person in any one calendar year awards (i) for more than 50% of the Available Shares in the aggregate or (ii)  payable in cash in an amount exceeding $10 million in the aggregate.
Options
The Compensation Committee will be authorized to grant Options to purchase common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2015 Equity Incentive Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the 2015 Equity Incentive Plan, unless the Compensation Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the 2015 Equity Incentive Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an Option granted under the 2015 Equity Incentive Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of common stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company’s accountants to avoid an additional compensation charge or have been purchased on the open market, or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Compensation Committee may determine to be appropriate.
Stock Appreciation Rights
The Compensation Committee will be authorized to award Stock Appreciation Rights ("SARs") under the 2015 Equity Incentive Plan. SARs will be subject to such terms and conditions as established by the Compensation Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the 2015 Equity Incentive Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an

Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the Compensation Committee and reflected in the award agreement.
Restricted Stock
The Compensation Committee will be authorized to award Restricted Stock under the 2015 Equity Incentive Plan. Unless otherwise provided by the Compensation Committee and specified in an award agreement, restrictions on Restricted Stock will lapse after three years of service with the Company. The Compensation Committee will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Compensation Committee for a specified period. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.
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
Performance Compensation Awards
The Compensation Committee will be authorized to grant any award under the 2015 Equity Incentive Plan in the form of a Performance Compensation Award exempt from the requirements of Section 162(m) of the Code by conditioning the vesting of the Award on the attainment of specific performance criteria of the Company and/or one or more Affiliates, divisions or operational units, or any combination thereof, as determined by the Compensation Committee. The Compensation Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate profit measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.
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
Amendment

The 2015 Equity Incentive Plan will have a term of ten years. The Company’s Board of Directors may amend, suspend or terminate the 2015 Equity Incentive Plan at any time; however, shareholder approval to amend the 2015 Equity Incentive Plan may be necessary if the law or SEC so requires. No amendment, suspension or termination will impair the rights of any Participant or recipient of any award without the consent of the Participant or recipient.
Effective as of January 1, 2017, the 2015 Equity Incentive Plan was amended and restated to increase the permissible tax withholding on Awards in the form of common stock from the minimum statutory requirement to the maximum individual statutory rate.
Change in Control
Except to the extent otherwise provided in an award, in the event of a Change in Control, all outstanding Options and equity awards (other than performance compensation awards) issued under the 2015 Equity Incentive Plan will become fully vested and performance compensation awards will vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals. In general, the Compensation Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a Change in Control. The Compensation Committee can also provide otherwise in an award under the 2015 Equity Incentive Plan. For purposes of the 2015 Equity Incentive Plan, unless an award agreement states otherwise or contains a different definition, "Change in Control" shall be deemed to occur upon:

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

(iv) a Person, as defined in the 2015 Equity Incentive Plan, shall acquire 50% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record), unless as a result of such acquisition more than 50% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by (A) the shareholders of the Company (as of the time immediately prior to the first acquisition of such securities by such Person), or (B) any employee benefit plan of the Company or its subsidiaries, and their affiliates; or

(v) the individuals who, as of the date hereof, constitute the members of the Board (the "Current Board Members") cease, by reason of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction affecting the Company, to constitute at least a majority of the members of the Board unless such change is approved by the Current Board Members.

Option Exercises and Stock Vested
The following information sets forth stock options exercised by, and stock vested for, the executive officers during the year ended December 31, 2016:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph A. D’Amato	—	—	4,989	139,591
Laurette J. Pitts	—	—	525	18,557
Charles Degliomini	—	—	525	18,534
Nanette L. Horner	—	—	525	18,557

Pension Benefits
None of our employees participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in the Company's best interests.

Non qualified Deferred Compensation
None of our employees participates in or has account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in the Company's best interests.

Deferred Compensation Plan
The Company adopted a deferred compensation plan (the "Deferred Compensation Plan"), which is effective on January 1, 2017. The Deferred Compensation Plan is a non-qualified deferred compensation plan under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select employees of the Company, including its executive officers. Pursuant to the Deferred Compensation Plan and subject to applicable tax laws, participants may elect to defer up to 50% of their base salary and up to 100% of any cash bonus. In addition to elective deferrals, the Deferred Compensation Plan permits the Company to make discretionary contributions. Participants may elect to receive payment of their vested account balances in a single cash payment or in annual installments for a period of five, 10 or 15 years. Payments will be made or commence upon the earliest of a participant’s separation from service, death or disability. If a participant so elects, payments will be deferred until a fixed and determinable date.
The obligations incurred by the Company under the Deferred Compensation Plan will be unsecured general obligations of the Company to pay the compensation deferred in accordance with the terms of the Deferred Compensation Plan and will rank equally with other unsecured and unsubordinated indebtedness of the Company. Because the Company has subsidiaries, the right of the Company, and hence the right of creditors of the Company (including eligible participants in the Deferred Compensation Plan), to participate in a distribution of the assets of a subsidiary upon its liquidation or reorganization or otherwise, necessarily is subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor may be recognized.

Grants of Plan-Based Awards in 2016

								All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Closing stock price on Award date ($/ share)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (1)	Maximum (#)
Joseph A. D’Amato	8/2/2016	—	—	—	—	12,500	—	—	—	—	$16.40	$205,000

(1)
The stock awards disclosed in this item consists of 12,500 issued under our 2005 Equity Incentive Plan, of which one-half vested on August 2, 2016 and the remaining 6,250 shares vest on August 2, 2018. The awards are subject to earlier vesting in the event of a change in control of the Company (as defined in the award letters).

Potential Payments Under Severance/Change in Control Arrangements
The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2016 and (ii) the stock price was $22.75, which was the closing market price of our common stock on December 31, 2016, the last business day of the 2016 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason	Termination Following a Change in Control without Cause or Executive Resigns with Good Reason
Emanuel R. Pearlman
Cash Payment	$—	$—
Total

Joseph A. D’Amato
Cash Payment	$1,262,500	$1,973,438
Total	$1,262,500	$1,973,438

Laurette J. Pitts
Cash Payment	$545,000	$772,500
Total	$545,000	$772,500

Charles Degliomini
Cash Payment	$565,000	$792,500
Total	$565,000	$792,500

Nanette L. Horner
Cash Payment	$500,000	$727,500
Total	$500,000	$727,500

For each of our executive officers, in their employment agreements the term “change in control” shall be deemed to have occurred if:

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

Executive Compensation Decisions--The Role of the Compensation Committee, the Chief Executive Officer and Advisory Vote on Executive Compensation

The Compensation Committee is responsible for evaluating and approving the compensation of our executive officers. The Compensation Committee considers recommendations from our Chief Executive Officer with respect to executive compensation matters, except regarding his own compensation. Although the annual advisory shareholder vote on executive compensation is non-binding, the Committee has considered, and will continue to consider, the outcome of this vote each year when making compensation decisions for our Chief Executive Officer and other named executive officers. At our annual meeting of shareholders held on November 1, 2016, approximately 99.8% of the shareholders who voted on the "say-on-pay" proposal approved the compensation of our named executive officers.

Our Executive Compensation Program and Risk

We do not believe that our compensation programs are structured to reward inappropriate risk-taking, and have concluded that our compensation policies and practices are not reasonably likely to result in a material adverse effect on our businesses, for several reasons, including the following:

•
We provide a mix of variable performance-based annual cash compensation (under our senior executive bonus pool plan), fixed cash compensation in the form of base salaries, and long-term equity compensation in the form of equity awards. We believe this combination of variable and fixed cash compensation and a long-term equity interest which vest over time, provides appropriate incentives and rewards management, while at the same time encourages appropriate, but not excessive, levels of risk assumption.

•
The design of our compensation programs, including the variety of performance criteria established under our plans, encourages executives to remain focused on both the short-term and long-term success of the Company's operational and development objectives; as a result, any incentive to take short-term risks is mitigated by the necessity for us to achieve success and maintain shareholder value over the long-term. In this regard, a portion of compensation is delivered to executives in the form of an annual bonus, and a portion of the compensation of our senior executives is based on meeting goals relating to the Development Projects.

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

Determination of Compensation Levels

In setting compensation levels, including bonus eligibility levels for our senior executives, under our performance bonus plan, and the mix of compensation for fiscal 2016, the Compensation Committee considered several factors. These include cash bonuses based on the Company's progress with the construction of the Casino Project and the planning and design of the Entertainment Village Project and Golf Course Project, existing employment agreements with individual executives, the desire to motivate the executives and align the compensation of the executives with the financial performance of the Company by providing incentives, and the Compensation Committee's subjective assessment of the individual's experience, responsibilities, management, leadership abilities and job performance. The Compensation Committee has, from time to time, used focused marketplace compensation analysis and reviewed compensation levels at companies of similar type and size for comparison purposes in connection with the recruitment and retention of our executive officers.
Elements of Our Executive Compensation Structure
Our compensation structure consists of two tiers of remuneration. The first tier consists of base pay, and retirement, health, and welfare benefits. The second tier consists of both short- and long-term incentive compensation.
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

On March 16, 2016, Mr. Pearlman was granted 75,000 shares of restricted stock under the 2015 Equity Incentive Plan, 25% of such shares, or 18,750 shares, will vest annually over a four-year period ending March 16, 2020. The shares are subject to immediate vesting in the event that (i) Mr. Pearlman is removed from the Board of Directors other than for cause, (ii) he is not renominated by Kien Huat Realty III Limited to stand for election to the Board,or (iii) a Change in Control (as defined in the award) has occurred.
On August 2, 2016, Mr. D'Amato was granted 12,500 shares of restricted stock under the 2015 Equity Incentive Plan, of which 6,250 shares vested immediately on August 2, 2016 and the remaining 6,250 shares will vest on August 2, 2018. The award is subject to earlier vesting in the event of a Change in Control (as defined in the award).

The Compensation Committee believes that the Company generally benefits from the retention and risk mitigation elements provided by a multi-year vesting period and has determined that delayed vesting based on the opening of the Casino Project to the public aligns an executive's compensation interests with the longer-term business strategies and tactics of the Company over the vesting period. The Committee also believes that the vesting over a multiple-year period relating to the opening of the Casino Project to the public reduces the motivation to engage in short-term strategies that may increase the Company's share price in the near term but may not create the best foundation for maximizing long-term stockholder value. The long-term vesting requirement is therefore also considered a disincentive to excessive risk taking by management as any adverse consequences of such risks would be reflected in the value of the equity awards by the time those awards vest. Accordingly, all restricted share awards granted to executives in 2016 reflect a multi-year vesting period tied to the opening of the Casino Project to the public.
In September 2015, the Board approved and, in November 2015, stockholders approved, the 2015 Equity Incentive Plan, pursuant to which any future equity incentive awards will be made to the Named Executive Officers. The 2015 Equity Incentive Plan provided for an aggregate of 952,498 shares of common stock to be available for Awards. Subject to adjustments based on the terms of the 2015 Equity Incentive Plan, on the Trigger Date, the maximum shares of common stock available for Awards were to automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as would increase the aggregate number of shares of common stock available for Awards to 10% of the issued and outstanding shares of common stock as of the Trigger Date; and (iii) such number of shares of common stock as the Compensation Committee would otherwise determine. On March 8, 2016, pursuant to the terms of the 2015 Equity Incentive Plan, the Board of Directors determined to increase the number of shares available for grant under such plan by 1,663,209 shares for a total amount of shares available for grants of 2,600,707. Such change was effective as of March 20, 2016. At December 31, 2016, a total of 2,501,309 shares were available for future issuance under the 2015 Equity Incentive Plan.
The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing.

The Compensation Committee believes that equity-based compensation provides an incentive that focuses the executive' attention on managing our Company from the perspective of an owner with an equity stake in the business. In determining the amount of equity-based compensation to be awarded to our named executive officers, the Compensation Committee takes into consideration, among other things, the level of the officer's responsibility, performance of the officer, other compensation elements and the amount of previous equity grants awarded to the individual. In addition, with respect to recruiting an executive officer to join our Company, the amount of equity consideration may be negotiated to reflect the amount necessary to hire the desired person. The size of such awards would be based on the Compensation Committee view on the prospective officer's potential to have an impact on our profitability, growth and financial position.

Cash Bonus Pool for Senior Executives

The Board determined to set aside $625,000 for possible award to Mr. Pearlman, Mr. D’Amato, Ms. Pitts, Ms. Horner, Mr. Degliomini and Mr. Keith Kabeary with respect to the fiscal year ended December 31, 2016. Bonuses to the eligible officers named will be determined at the discretion of the Compensation Committee.

After the conclusion of fiscal 2016 and the preparation of the Company's audited financial statements, the Compensation Committee held meetings to consider the extent to pay bonuses to the senior executives. The 2016 bonuses for the senior executives were discretionary and based primarily upon a subjective analysis by the Compensation Committee of the individual performance of each senior executive. Awards were made pursuant to the Bonus Plan in the first quarter of the current fiscal year and are reflected in the Summary Compensation Table above.

Director Compensation
Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2016:

Name	Fees earned or paid in cash ($)	Restricted stock awards ($) (1)	Other compensation ($)	Total ($)
Emanuel R. Pearlman	303,000 (2)	$909,000	$0	$1,212,000
Nancy Palumbo	120,000 (3)	58,800		178,800
Gregg Polle	143,341 (4)	58,800		202,141
James Simon	40,000 (5)	49,140	80,000 (5)	169,140
Edmund Marinucci	127,508 (6)	58,800		186,308
Keith Horn	68,333 (7)	95,093		163,426

(1)
3,000 shares, with a grant date of November 2, 2016, were issued to each outside Director under the Company's 2015 Equity Incentive Plan and 75,000 shares, with a grant date of March 16, 2016, were issued to Emanuel Pearlman under the Company's 2015 Equity Incentive Plan. Restricted stock amount is equal to the grant date fair value of the grants.

(2)
Mr. Pearlman served as a non-employee director until May 31, 2016, whereupon he became the Executive Chairman of the Board of Directors and a Company employee. Consists of (i) $25,000 annual cash compensation for non-employee directors; (ii) $5,000 for service on the Audit Committee; (iii) $5,000 for service on the Compensation Committee; (iv) $5,000 for service on the Corporate Governance and Nominations Committee; (v) $5,000 for service on the Regulatory Compliance Committee; (vi) $24,000 for service on the Strategic Development Committee and an additional $24,000 for acting as Chairman of the Strategic Development Committee; (vii) $130,000 additional compensation for the Chairman of the Strategic Development Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project; and (viii) $80,000 for acting as Chairman of the Board.

(3)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Regulatory Compliance Committee; (v) $10,000 for service on the Corporate Governance and Nominations Committee; (vi) $15,000 for acting as Chairman of the Compensation Committee; and (vii) $15,000 for acting as Chairman of the Regulatory Compliance Committee.

(4)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $16,667 for acting as Chairman of the Audit Committee from January 1, 2016 to May 31, 2016; (iii) $48,000 for service on the Strategic development Committee; (iv) $10,000 for service on the Audit Committee; (v) $5,833 for service on the Compensation Committee from June 1, 2016 to December 31, 2016; (vi) $5,833 for service on the Corporate Governance Committee from June 1, 2016 to December 31, 2016; (vii) $4,508 for service on the Regulatory Compliance Committee from July 19, 2016 to December 31, 2016; and (vii) $2,500 for service as Lead Director from November 1, 2016 to December 31, 2016.

(5)
Mr. Simon resigned his position as Director on July 19, 2016. Consists of: (i) $25,000 annual cash compensation for non-employee directors; (ii) $5,000 for service on the Audit Committee; (iii) $5,000 for service on the Compensation Committee; (iv) $5,000 for service on the Regulatory Compliance Committee; and (v) $80,000 for continued availability to consult with the Company following Mr. Simon's resignation.

(6)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Corporate Governance and Nominations Committee; (iii) $4,508 for service on the Compensation Committee from June 1, 2016 to December 31, 2016; (iv) $15,000 for acting as Chairman of the Corporate Governance and Nominations Committee; and (v) $48,000 for service on the Strategic Development Committee.

(7)
Mr. Horn became a director on April 19, 2016. Consists of: (i) $33,333 annual cash compensation for non-employee directors; (ii) $5,833 for service on the Audit Committee; (iii) $5,833 for service on the Regulatory Compliance Committee; and (iv) $23,334 for acting as Chairman of the Audit Committee.

Cash Compensation
Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; (iv) the Regulatory Compliance Committee receives annual compensation of $15,000 and (v) the Special Committee receives annual compensation of $48,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for each member of the Special Committee is $48,000 per member. Annual compensation for the Chairman of the Board was $160,000. Compensation for the Lead Director is $10,000 annually. Compensation for the Chairman of the Special Committee for the significant amount of time spent in supporting and facilitating the Company’s pursuit of the Casino Project was $260,000 annually.
Stock Compensation
In November 2016, the non-employee directors of the Company received an annual grant of 3,000 shares of restricted stock, with such shares vesting on January 5, 2018. Further, in March 2016, Mr. Pearlman was granted 75,000 shares of restricted stock, 25% of such shares, or 18,750 shares will vest annually over a four-year period ending March 16, 2020. The shares are subject to immediate vesting in the event that (i) Mr. Pearlman is removed from the Board of Directors other than for cause, (ii) he is not renominated by Kien Huat to stand for election to the Board, or (iii) a Change in Control (as defined in the award) has occurred.
In November 2015, the non-employee directors of the Company received an annual grant of 3,000 shares of restricted stock, with such shares vesting on January 6, 2017. Further, in May 2015, Mr. Pearlman was granted 50,000 shares of restricted stock, 50% on the date on which the NYSGC authorizes the opening of the Casino Project to the public (“Casino Date”) and 50% as to the six-month anniversary of the Casino Date; immediately vesting in the event (i) Mr. Pearlman is removed from the Board other than for cause, (ii) he is not renominated by Kien Huat Realty III Limited to stand for election to the Board or (iii) a Change in Control (as defined in the award) has occurred.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the Compensation Committee of our board of directors, or other committee serving an equivalent function. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Compensation Committee Report

We have reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company's management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Compensation Committee
Nancy Palumbo
Gregg Polle
Edmund Marinucci

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March10, 2017 by (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding, (ii) each of our directors, (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act, and (iv) our current directors and executive officers, as a group.
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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage
Edmund Marinucci	8,244	(2)	*	—	—
Joseph A. D’Amato	44,190	(3)	*	—	—
Nancy Palumbo	19,372	(4)	*	—	—
Emanuel R. Pearlman	157,351	(5)	*	—	—
Gregg Polle	19,176	(6)	*	—	—
Keith L. Horn	5,250	(7)	*	—	—
Current Officers
Laurette J. Pitts	11,000	(10)	*	—	—
Charles Degliomini	15,525	(8)	*	—	—
Nanette L. Horner	13,691	(9)	*	—	—

Directors and Officers as a Group (9 people)	293,799	(11)	*	—	—
Stockholders
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	27,533,067	(12)	88.3%	—	—
Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—			44,258	100%

*	less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 3,622 shares of our common stock owned directly by Edmund Marinucci and options that are currently exercisable into 1,622 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company's 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 5, 2018.

(3)
Consists of 12,940 shares of our common stock owned directly by Joseph A. D’Amato, and 31,250 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 6,250 shares vest on August 2, 2018, 12,500 shares vest on the date on which the

NYSGC authorizes the opening of the Casino Project to the public (“Casino Date”) and 12,500 vest at the six month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(4)
Consists of 14,372 shares of our common stock owned directly by Nancy Palumbo and options that are currently exercisable into 2,000 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 5, 2018.

(5)
Consists of 30,351 shares of our common stock owned directly by Emanuel R. Pearlman, options that are currently exercisable into 2,000 shares of our common stock, 75,000 shares of restricted stock issued pursuant to the Company's 2015 Equity Incentive Plan which vest as to 18,750 shares on each of March 16, 2017, March 16, 2018, March 16, 2019 and March 16, 2020; and 50,000 shares of restricted stock issued pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but vest as follows: 25,000 shares vest on the Casino Date and 25,000 vest at the six-month anniversary of the Casino Date; however, there is immediate vesting in the event (i) Mr. Pearlman is removed from the Board other than for cause, (ii) if he is not renominated by Kien Huat to stand for election to the Board, or (iii) upon a Change in Control (as defined in the award)

(6)
Consists of 14,176 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 2,000 shares of our common stock and 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 5, 2018.

(7)
Consists of 2,250 shares of our common stock owned directly by Keith Horn and 3,000 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but do not vest until January 5, 2018.

(8)
Includes 525 shares of our common stock owned directly by Charles Degliomini, options that are currently exercisable into 5,000 shares of our common stock and 10,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 5,000 shares vest on the Casino Date and 5,000 vest at the six-month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(9)
Consists of 3,691 shares of our common stock owned directly by Nanette Horner and 10,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 5,000 shares vest on the Casino Date and 5,000 vest at the six-month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(10)
Consists of 1,000 shares of our common stock owned directly by Laurette Pitts and 10,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested. Of the unvested restricted stock, 5,000 shares vest on the Casino Date and 5,000 vest at the six-month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(11)
Includes options held by directors and officers of the Company that are currently exercisable into an aggregate of 12,622 shares of our common stock, and 93,250 shares of restricted stock issued pursuant to the Company’s 2015 Equity Incentive Plan which currently have voting rights but vest on the following dates: 12,000 shares vest on January 5, 2018, 18,750 shares vest on each of March 16, 2016, 2017, 2018 and 2019, 12,000 shares vest on January 5, 2018 and 6,250 shares vest on August 2, 2018. In addition, 105,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights but are not vested, of which 52,500 shares vest on the Casino Date and 52,500 vest at the six-month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(12)
Based solely on the Schedule 13D/A filed jointly by Kien Huat and Tan Sri Lim Kok Thay on February 18, 2016. Tan Sri Lim is a director of Kien Huat and Kien Huat is indirectly controlled by Tan Sri Lim. Tan Sri Lim and Kien Huat share voting and dispositive power over the equity securities. .

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Investment Agreement with Kien Huat

On August 19, 2009, we entered into that certain investment agreement (the “Investment Agreement”) with Kien Huat Realty III Limited (“Kien Huat”), pursuant to which we issued 6,901,208 shares of common stock, representing just under 50% of our voting power at the time. Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board, subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board of Directors. In 2016, Kien Huat recommended Emanuel Pearlman, Gregg Polle and Edmund Marinucci for appointment to the Board of Directors pursuant to the Investment Agreement. Kien Huat will continue to be entitled to recommend three nominees for directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board of Directors will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to designate nominees for directors to the Board, among other things, Kien Huat will have the right to nominate one of its nominees elected to serve as a director to serve as the Chairman of the Board, and Mr. Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board of Directors will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors nominated by Kien Huat.

Pursuant to the Investment Agreement, if any option or warrant outstanding as of the final closing under the Investment Agreement, or the first 200,000 granted to directors or officers who served in such capacity as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant (such rights the "Option Matching Rights"). Pursuant to the terms of the Investment Agreement, the Company is required to provide notice (an “Option Exercise Notice”) of any exercise within five (5) business days, after which notice is received, Kien Huat is required to notify the Company of whether it decides to exercise such Option Matching Rights within ten (10) business days. The Company did not provide such notice to Kien Huat pursuant to the Investment Agreement. On December 31, 2015, the Company and Kien Huat entered into a letter agreement (the “OMR Letter Agreement”) pursuant to which the parties agreed that, as a result of the Company’s failure to provide the Option Exercise Notice, Kien Huat’s right to elect to purchase an equal number of shares had not yet vested and would inure to Kien Huat’s benefit only upon the Company’s delivery of such Option Exercise Notice. To fulfill the Company’s obligations pursuant to the Investment Agreement, pursuant to the OMR Letter Agreement, the Company provided the Option Exercise Notice as of December 31, 2015 for approximately 204,706 shares of common stock as required by the Investment Agreement. Kien Huat had ten (10) business days following the date on which the Company’s Chief Compliance Officer provides written notice that Kien Huat is no longer unable to exercise the Option Matching Rights pursuant to the Company’s Insider Trading Policy (the “Effective Date Notice”) to elect whether to exercise such Option Matching Rights. On February 17, 2016, the Company provided the Effective Date Notice to Kien Huat regarding Kien Huat's election to exercise its Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock.

2010 Kien Huat Loan Agreement and Conversion of 2010 Kien Huat Note

On November 17, 2010, Empire entered into a loan agreement (the "2010 Kien Huat Loan Agreement") with Kien Huat, pursuant to which the Company issued a convertible promissory note (the "2010 Kien Huat Note") in the original principal amount of $35.0 million, of which $17.4 million was outstanding as of December 31, 2015. On August 8, 2012, the Company and Kien Huat entered into Amendment No. 1 (the “First Amendment”) to the 2010 Kien Huat Loan Agreement. Pursuant to the First Amendment, the maturity date of the 2010 Kien Huat Note was extended from May 17, 2013 to December 31, 2014. In consideration of the extension of the maturity date of the 2010 Kien Huat Note, effective as of the date of the First Amendment, the rate of interest was increased to 7.5% per annum from 5% per annum. In addition, the Company agreed to pay Kien Huat upon execution a one-time fee of $174,261, or 1% of the outstanding principal amount of the 2010 Kien Huat Note as of the date of the First Amendment.

On December 18, 2013, the Company and Kien Huat entered into Amendment No. 2 (the “Second Amendment”) to the 2010 Kien Huat Loan Agreement. Pursuant to the Second Amendment, the maturity date of the 2010 Kien Huat Note was extended from December 31, 2014 to March 15, 2015. In consideration of the extension of the maturity date of the 2010 Kien

Huat Note, the Company agreed to pay Kien Huat a one-time fee of $25,000. In addition, the Company agreed to pay $20,000 of out-of-pocket legal fees and expenses incurred by Kien Huat.

On March 3, 2015, the Company and Kien Huat entered into Amendment No. 3 (the "Third Amendment") to the 2010 Kien Huat Loan Agreement. Pursuant to the Third Amendment, the maturity date of the 2010 Kien Huat Note was extended from March 15, 2015 to March 15, 2016. Additionally, if the Company was denied a Gaming Facility License for the Casino Project, it was to be deemed an Event of Default under the 2010 Kien Huat Loan Agreement. In consideration of the extension of the maturity date of the 2010 Kien Huat Note, the Company agreed to pay Kien Huat a one-time fee of $25,000 and an additional $20,000 of out-of-pocket legal fees and expenses incurred by Kien Huat.

Pursuant to the Kien Huat Commitment Letter (which is defined and discussed below), Kien Huat agreed to convert into common stock the 2010 Kien Huat Note in accordance with its terms upon the earlier to occur of (i) the closing of the January 2016 Rights Offering and (ii) the maturity of the 2010 Kien Huat Note, which was March 15, 2016. On February 17, 2016, upon consummation of the January 2016 Rights Offering, the 2010 Kien Huat Note was converted into 1,332,058 shares of common stock (the "Note Conversion").

We paid interest to Kien Huat pursuant to the 2010 Kien Huat Loan Agreement totaling approximately $4.1 million from November 2010 through March 31, 2014. Due to an inadvertent oversight, the Company did not withhold taxes due on interest payments from November 2010 through March 31, 2014, to Kien Huat, which is a foreign entity affiliate of ours, as required by the Internal Revenue Code of 1986, as amended. Kien Huat has reimbursed the Company for the taxes that were due on such interest payments, which are equal to 30% of the interest paid to Kien Huat, or approximately $1.2 million (the “Taxes Payable”). The total of the Taxes Payable and anticipated interest charges thereon is approximately $1.3 million.
The Taxes Payable amount has been remitted to the Internal Revenue Service (the "IRS") and was accepted by the IRS in the second quarter of fiscal year 2014. The interest on the Taxes Payable for fiscal year ending December 31, 2010 was paid and accepted by the IRS in the third quarter of fiscal year 2014 and no penalties were assessed.
The interest on the Taxes Payable for 2011-2013, which is estimated in the amount of $114,000, will be remitted to the IRS upon the IRS's request therefor. Based on the Company’s actions to correct such oversight, the Company believes that it is not probable that penalties would be due for the period of 2011-2013; however, if penalties were to be due to the IRS, the amount could be up to approximately $400,000. The Company has not adjusted its historical financial statements for any period prior to March 31, 2014, as the Company believes that the impact to previously issued financial statements is not material.

In March 2015, we received notification from the IRS that the interest and penalties on the Taxes Payable for 2011-2013 were approximately $154,000. We have filed an appeal of the penalties for 2011- 2013. At the conclusion of the appeal any amounts due will be remitted to the IRS upon the IRS's request. As of March 6, 2017, the Company resolved this matter with the IRS and no further action for the years noted above is necessary. The final result was not materially different from our current estimate.

2014 Rights Offering

On April 2, 2014, the Company commenced a rights offering of common stock to holders of its common stock and Series B Preferred Stock as of March 31, 2014 (the "April 2014 Rights Offering"). Upon completion of the April 2014 Rights Offering, the Company issued 427,776 shares of common stock and raised approximately $13.4 million. This includes 90,633 shares issued to holders upon exercise of their basic subscription rights, 302,526 shares issued to Kien Huat upon exercise of its basic subscription rights and 34,617 shares issued to holders upon exercise of their over-subscription rights in the April 2014 Rights Offering.

2015 Rights Offering

On January 5, 2015, the Company commenced the January 2015 Rights Offering of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015. In connection with the January 2015 Rights Offering, on January 2, 2015, the Company and Kien Huat entered into the January 2015 Standby Purchase Agreement. Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10 days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in an aggregate amount not to exceed $50 million. The January 2015 Rights Offering closed on February 6, 2015 and the Company received net proceeds of approximately $49.5 million. The Company issued a total of 1,408,451 shares of common stock at $35.50 per share. This includes 10,658 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the January 2015 Standby Purchase Agreement. Pursuant to the January 2015 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $250,000 and reimbursed Kien Huat for its expenses. in the amount of $40,000.

2016 Rights Offering

On January 4, 2016, the Company commenced the January 2016 Rights Offering of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, we and Kien Huat, our largest stockholder, entered into the January 2016 Standby Purchase Agreement. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to (i) exercise its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) to exercise the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. The January 2016 Rights Offering closed on February 17, 2016 and the Company received net proceeds of approximately $285.9 million. The Company issued a total of 20,138,888 shares of common stock at $14.40 per share. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $1,450,000 and reimbursed Kien Huat for its expenses. in the amount of $50,000.

Commitment Letter from Kien Huat

To support the Company's financing needs for the Development Projects, Kien Huat entered into a series of commitment letters with the Company, which was last amended on September 22, 2015 (as amended, the "Kien Huat Commitment Letter"). Pursuant to the Kien Huat Commitment Letter, Kien Huat committed to an equity investment in the Company in the aggregate amount of $375 million in support of the Development Projects, the redemption of the Series E Preferred Stock and for working capital purposes. Kien Huat has invested an aggregate of $340 million of such commitment pursuant to the January 2015 Standby Purchase Agreement and the January 2016 Standby Purchase Agreement. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering").

Registration Rights

Pursuant to the terms of the Investment Agreement, on August 19, 2009, the Company entered into a Registration Rights Agreement with the Kien Huat (the “Registration Rights Agreement”). The Registration Rights Agreement provides, among other things, that Kien Huat may require that the Company file one or more “resale” registration statements, registering under the Securities Act of 1933, as amended, the offer and sale of all of the common stock issued or to be issued to Kien Huat pursuant to the Investment Agreement as well as any shares acquired by way of a share dividend or share split or in connection with a combination of such shares, recapitalization, merger, consolidation or other reorganization with respect to such shares. In addition, pursuant to the Kien Huat Commitment Letter, the Company agreed to register for resale all of the shares of common stock issued to Kien Huat in the 2015 Rights Offering and the 2016 Rights Offering, as well as the Follow-on Rights Offering, if any, as well as any other unregistered shares of common stock held by Kien Huat. On February 23, 2016, the Company filed a registration statement on Form S-3 (No. 333-309662) registering for resale all of the shares of common stock held by Kien Huat, which registration statement is currently pending with the Securities and Exchange Commission.
Kien Huat Letter Agreement

As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the Note Conversion, at the request of the Company, on February 17, 2016, Kien Huat and the Company entered into the Kien Huat Letter Agreement pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three year anniversary of the closing of the Rights Offering and (ii) the one-year anniversary of the opening of the Casino Project, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause the Kien Huat Parties not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B Preferred Stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the Board (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three independent directors (the definition of independence as determined under the standards of The NASDAQ Stock Market or any other securities exchange on which the common stock of the Company is then listed).

Kien Huat Construction Loan Agreement

On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the KH Construction Loan Agreement. Pursuant to the KH Construction Loan Agreement, Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was finalized. The term of the KH Construction Loan Agreement would expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. In connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, on January 24, 2017, the KH Construction Loan Agreement expired on its terms without being utilized by Montreign Operating. Montreign paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan. The commitment fee was capitalized and is included in Other Assets. It is being amortized over the life of the agreement.

Kien Huat Montreign Loan Agreement

On the Loan Closing Date, Kien Huat and Montreign Holding entered into the Kien Huat Montreign Loan Agreement, pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million, of which $32.0 million were used as a capital contribution to Montreign Operating for use towards the development and operating expenses of the Development Projects. The KH Montreign Loan shall mature on February 24, 2024, which Kien Huat Loan Maturity Date may be extended by Kien Huat in its sole discretion by up to an additional year.

The Kien Huat Montreign Loan bears interest at a rate of 12% per annum. Prior to the Kien Huat Loan Maturity Date, interest on the Kien Huat Montreign Loan shall accrue and be added to the Principal Indebtedness on each Interest Payment Date and shall thereafter be deemed to be part of the Principal Indebtedness. The Principal Indebtedness, including all interest due through the applicable Interest Payment Date and other amounts due under the KH Montreign Loan, shall be payable in cash on the Kien Huat Loan Maturity Date. Notwithstanding the foregoing, Montreign Holding shall be required to pay in cash to Kien Huat, at the end of any “accrual period” (as defined in Section 1275(a)(5) of the Code) ending after the fifth anniversary of the Loan Closing Date the aggregate amount by which (x) the sum of (i) the amount of accrued interest on the Kien Huat Montreign Loan that has been added to the Principal Indebtedness plus (ii) any other accrued but unpaid original issue discount (as determined under Section 163(i) of the Code) on the Kien Huat Montreign Loan from the closing date through the end of such accrual period, in each case that has not been paid in cash, exceeds (y) the product of (i) the “issue price” (as defined for purposes of the Code) and (ii) the “yield to maturity” (as defined for purposes of the Code). In addition to the interest payable on the Kien Huat Montreign Loan, Kien Huat was entitled to a commitment fee of one percent (1%), which fee was added to the Principal Indebtedness of the Kien Huat Montreign Loan. The Kien Huat Montreign Loan may be prepaid in full or in part at any time without premium or penalty.

The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests of Montreign Holding by Empire. The Kien Huat Montreign Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict Montreign Holding’s use of the proceeds of the Kien Huat Montreign Loan to expenses relating to the Projects. Obligations under the Kien Huat Montreign Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others, nonpayment of principal, interest or fees, breach of the affirmative covenants, and a default with respect to the payment of principal or interest under the Term Loan by Montreign Operating or acceleration of the Term Loan for any reason.

Moelis & Company
On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Casino Project. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2014, we paid Moelis approximately $44,000 for professional services and travel.
During 2015, we paid Moelis approximately $428,000 for professional services, travel and expenses.
At the close of the January 2016 Rights Offering Moelis was paid approximately $2.1 million for financial advisory services in connection to with the Casino Project, pursuant to the Moelis Letter Agreement.
On January 24, 2017, Moelis was paid approximately $2.5 million for financial advisory services in connection with the Casino Project pursuant to the Moelis Letter Agreement.
In March 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Engagement Agreement") pursuant to which Moelis will act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Engagement Agreement, Moelis is entitled to an advisory fee of $100,000, which is payable upon execution, and the reimbursement of expenses up to $75,000. The Moelis-Montreign Engagement Agreement will automatically terminate on December 31, 2017 unless either party terminates earlier.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Letter Agreement and the Moelis-Montreign Engagement Agreement and the determination of whether to enter into such agreements.

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
Our principal accountant for the audit and review of our annual and quarterly financial statements was Ernst & Young LLP. The following table shows the fees paid or accrued by us to Ernst & Young, LLP during these periods:

Type of Service	2016	2015	2014
Audit Fees (1)	$911,000	$921,000	$734,000
Audit-Related Fees (2)	25,000	23,000	23,000
Tax Fees (3)	88,000	71,000	84,000
Total	$1,024,000	$1,015,000	$841,000

(1)	Comprised of the audit of our annual financial statements, internal controls over financial reporting, reviews of our quarterly financial statements, various SEC filings and statutory audits.

(2)	Comprised of services rendered in connection with our audit of the Company’s employee benefit plan.

(3)	Comprised of services for tax compliance and tax return preparation.
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
Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2016, 2015 and 2014
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2016
Allowance for doubtful accounts	$171	$—	$—	$—	$171
Deferred tax asset valuation allowance	$86,092	$—	$2,842	$—	$88,934
Year ended December 31, 2015
Allowance for doubtful accounts	$161	$10	$—	$—	$171
Deferred tax asset valuation allowance	$72,104	$—	$13,988	$—	$86,092
Year ended December 31, 2014
Allowance for doubtful accounts	$166	$—	$(5)	$—	$161
Deferred tax asset valuation allowance	$65,832	$—	$6,272	$—	$72,104

Exhibits

3.1*	Second Amended and Restated Certificate of Incorporation, dated November 1, 2016.
3.2	Third Amended and Restated By-Laws, as most recently amended on November 2, 2016. (1)
4.1*	Form of Common Stock Certificate.
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 996. (2)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (3)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (4)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (5)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (6)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (7)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (8)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (9)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock. (10)
4.11	Letter Agreement, dated February 17, 2016, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (11)
10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (12)
10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (13)
10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (14)
10.4	Letter Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, relating to the Investment Agreement, dated August 19, 2009 (15)
10.5	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (16)
10.6	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)
10.7	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (18)
10.8	Amendment No. 2 to the Loan Agreement, dated December 18, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (19)
10.9	Amendment No. 3 to the Loan Agreement, dated as of March 3, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (20)
10.10	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (21)
10.11 +
Amended and Restated Master Development Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC (22)

10.12*
First Amendment to Amended and Restated Master Development Agreement, dated January 24, 2017, by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC

10.13 +	Purchase Option Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P. (23)
10.14*	First Amendment to Purchase Option Agreement, dated January 24, 2017, by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P.

10.15	Completion Guaranty, dated December 28, 2015, by Empire Resorts, Inc. for the benefit of EPR Concord II, L.P., EPT Concord II, LLC, Adelaar Developer, LLC and EPR Properties (24)
10.16 +
Completion Guaranty, dated December 28, 2015, by EPR Properties for the benefit of Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II, LLC and Empire Resorts, Inc. (25)

10.17 +	Lease, dated December 28, 2015, by and between EPT Concord II, LLC and Montreign Operating Company, LLC, relating to the Casino Parcel (26)
10.18*	First Amendment to Casino Lease, dated January 24, 2017, by and between EPT Concord II, LLC and Montreign Operating Company, LLC
10.19 +	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC, relating to the Entertainment Village Parcel (27)
10.20*	First Amendment to Entertainment Village Sub-Lease, dated January 24, 2017, by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC
10.21 +	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC, relating to the Golf Course Parcel (28)
10.22*	First Amendment to Golf Course Lease, dated January 24, 2017, by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC
10.23	Standby Purchase Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (29)
10.24	Standby Purchase Agreement, dated January 2, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (30)
10.25	Empire Resorts, Inc. 2005 Second Amended and Restated Equity Incentive Plan (31)
10.26 *	Empire Resorts, Inc. 2015 Amended and Restated Equity Incentive Plan
10.27	Form of Option Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (32)
10.28	Form of Restricted Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (33)
10.29	Form of Restricted Stock Unit Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (34)
10.30	Form of Stock Appreciation Right Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (35)
10.31	Form of Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (36)
10.32	Amended and Restated Employment Agreement, effective as of July 1, 2016, by and between Empire Resorts, Inc. and Joseph A. D'Amato (37)
10.33	Empire Resorts, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2017 (38)
10.34	Employment Agreement, dated August 17, 2012, by and between Empire Resorts, Inc. and Laurette J. Pitts (39)
10.35	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (40)
10.36	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (41)
10.37	Amendment No. 1 to Employment Agreement, dated May 29, 2014, by and between Empire Resorts Inc. and Laurette J. Pitts (42)
10.38	Amendment No. 1 to Employment Agreement, dated May 30, 2014 by and between Empire Resorts Inc. and Nanette L. Horner (43)
10.39	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (44)
10.40	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Laurette J. Pitts, dated June 30, 2015 (45)
10.41	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated June 30, 2015 (46)
10.42	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Charles A. Degliomini, dated June 30, 2015 (47)
10.43*	Building Term Loan Agreement among Montreign Operating Company, LLC, the Lenders and Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017
10.44*	Form of Term A Note
10.45*	Form of Term B Note
10.46*	Form of Subsidiary Guaranty made by Montreign Operating Company, LLC in favor of Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017
10.47*	Pledge and Security Agreement among Montreign Operating Company, LLC, the Grantors and Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017

10.48*	Equity Pledge Agreement by Montreign Holding Company, LLC as Pledgor and Credit Suisse AG, Cayman Islands Branch as Collateral Agent, dated as of January 24, 2017
10.49*	Completion Guaranty by Empire Resorts, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017
10.50*
Project Disbursement Agreement among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of January 24, 2017

10.51*
Building Loan Disbursement Agreement among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of January 24, 2017

10.52*	Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of January 24, 2017
10.53*	Form of Note
10.54*	Subsidiary Guaranty made by Montreign Operating Company, LLC in favor of Fifth Third Bank, dated as of January 24, 2017
10.55*	Pledge and Security Agreement among Montreign Operating Company, LLC, each of the other Grantors and Fifth Third Bank, dated as of January 24, 2017
10.56*	Equity Pledge Agreement by Montreign Holding Company, LLC as Pledgor and Fifth Third Bank as Collateral Agent, dated as of January 24, 2017.
10.57*	Loan Agreement between Montreign Holding Company, LLC and Kien Huat Realty III Limited, dated as of January 24, 2017
10.58*	Form of Promissory Note
10.59*	Pledge and Security Agreement by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited, dated as of January 24, 2017

14.1	Code of Business Conduct and Ethics. (48)
14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (49)
21.1 *	List of Subsidiaries.
23.1 *	Consent of Ernst & Young LLP.
31.1 *	Section 302 Certification of Principal Executive Officer.
31.2 *	Section 302 Certification of Principal Financial Officer.
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File (XBRL).

*    Filed herewith.

+	Confidential information has been omitted and confidential treatment has been granted with respect to the omitted information.

(1)	Incorporated by reference to Exhibit 3.2 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on November 2, 2016.

(2)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31,
    2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(3)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(4)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(5)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(6)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K

(7)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K

(8)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(9)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/19/09 8-K").

(10)	Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(11)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Commission on February 18, 2016.

(12)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(13)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K

(14)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(15)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 10-K for the year ended December 31,
2015, filed with the Commission on March 10, 2016 (the “2015 10-K”).

(16)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q (a
“10-Q”), filed with the Commission on March 31, 2010.

(17)     Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
November 19, 2010 (the "11/19/10 8-K").

(18)     Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the period ended June 30,
2012, filed with the Commission on August 14, 2012

(19)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
December 19, 2013

(20)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s , filed with the Commission on March 3,
2015.

(21)     Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(22)     Incorporated by reference to Exhibit 10.22 to Empire Resorts, Inc.'s 2015 10-K.

(23)     Incorporated by reference to Exhibit 10.23 to Empire Resorts, Inc.'s 2015 10-K.

(24)     Incorporated by reference to Exhibit 10.24 to Empire Resorts, Inc.'s 2015 10-K.

(25)     Incorporated by reference to Exhibit 10.15 to Empire Resorts, Inc.'s 2015 10-K.

(26)     Incorporated by reference to Exhibit 10.16 to Empire Resorts, Inc.'s 2015 10-K.

(27)     Incorporated by reference to Exhibit 10.17 to Empire Resorts, Inc.'s 2015 10-K.

(28)     Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 2015 10-K.

(29)     Incorporated by reference to Exhibit 99.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
January 4, 2016.

(30)     Incorporated by Reference to Exhibit 99.1 to the Company’s 8-K as filed with the Commission on January
5, 2015

(31)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
August 17, 2005.

(32)     Incorporated by reference to Exhibit 10.23 to the 2015 10-K.

(33)     Incorporated by reference to Exhibit 10.24 to the 2015 10-K.

(34)     Incorporated by reference to Exhibit 10.25 to the 2015 10-K.

(35)     Incorporated by reference to Exhibit 10.26 to the 2015 10-K.

(36)     Incorporated by reference to Exhibit 10.27 to the 2015 10-K.

(37)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 10-Q, filed with the Commission on
August 2, 2016.

(38)     Incorporated by reference to Exhibit 10.1 of Empire Resorts, Inc.’s 8-K, as filed with the Commission on
December 7, 2016

(39)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
August 23, 2012.

(40)    Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
December 13, 2012.

(41)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
August 23, 2012.

(42)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on June
3, 2014.

(43)     Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 3, 2014.

(44)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
August 26, 2014.

(45)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
July 7, 2015.

(46)     Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
July 7, 2015.

(47)     Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
July 7, 2015.

(48)     Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(49)     Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Joseph A. D’Amato
	Name:	Joseph A. D’Amato
	Title:	Chief Executive Officer
	Date:	March 13, 2017
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. D’Amato	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
Joseph A. D’Amato

/s/ Laurette J. Pitts	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017
Laurette J. Pitts

/s/ Emanuel R. Pearlman	Chairman of the Board	March 13, 2017
Emanuel R. Pearlman

/s/ Edmund Marinucci	Director	March 13, 2017
Edmund Marinucci

/s/ Keith L. Horn	Director	March 13, 2017
Keith L. Horn

/s/ Nancy A. Palumbo	Director	March 13, 2017
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 13, 2017
Gregg Polle

Index to Exhibits

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).