Form 10-Q
period 2017-03-31
EMPIRE RESORTS INC
filed 2017-05-04
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

As of April 30, 2017, there were 31,176,869 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,808	$11,012
Restricted cash	1,058	1,078
Accounts receivable, net	763	921
Prepaid expenses and other current assets	3,927	4,335
Total current assets	13,556	17,346
Property and equipment, net	27,252	26,415
Capitalized Development Projects costs	254,494	202,438
Cash for Development Projects	393,353	26,384
Intangible asset	51,000	51,000
Cash collateral for deposit bond	15,000	15,000
Other assets	584	1,175
Total assets	$755,239	$339,758
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,123	$2,268
Accrued Development Projects costs	45,659	41,933
Accrued expenses and other current liabilities	8,507	7,347
Total current liabilities	57,289	51,548
Long-term loan (related party), net of debt issuance costs	32,735	—
Term B Loan, net of debt issuance costs	387,016	—
Other long-term liabilities	9,271	8,644
Total liabilities	486,311	60,192
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,177 and 31,156 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	312	312
Additional paid-in capital	534,749	533,813
Accumulated other comprehensive loss	(91)	—
Accumulated deficit	(266,042)	(254,559)
Total stockholders’ equity	268,928	279,566
Total liabilities and stockholders’ equity	$755,239	$339,758
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Gaming	$12,893	$14,522
Food, beverage, racing and other	2,228	2,751
Gross revenues	15,121	17,273
Less: Promotional allowances	(352)	(1,068)
Net revenues	14,769	16,205
Operating costs and expenses:
Gaming	9,860	10,801
Food, beverage, racing and other	2,368	2,597
Selling, general and administrative	3,689	3,597
Development Projects expenses	4,269	3,067
Stock-based compensation	603	571
Depreciation	336	336
Total operating costs and expenses	21,125	20,969
Loss from operations	(6,356)	(4,764)
Amortization of debt issuance costs	(1,274)	(2)
Interest expense	(4,275)	(411)
Interest income	454	—
Net loss	(11,451)	(5,177)
Dividends on preferred stock	(42)	(42)
Net loss applicable to common stockholders	$(11,493)	$(5,219)

Weighted average common shares outstanding:
Basic	31,003	20,125
Diluted	31,003	20,125
Loss per common share:
Basic	$(0.37)	$(0.26)
Diluted	$(0.37)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	(11,451)	(5,177)
Other comprehensive loss:
Unrealized loss on Interest Rate Cap	(91)	—
Comprehensive loss	$(11,542)	$(5,177)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(11,451)	$(5,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	336
Amortization of debt issuance costs	1,274	2
Non-cash interest expense	727	231
Stock-based compensation	603	571
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	(17)	424
Accounts receivable	158	188
Prepaid expenses and other current assets	408	(1,382)
Other assets	—	(4)
Accounts payable	855	912
Accrued expenses and other current liabilities	2,388	(8,289)
Net cash used in operating activities	(4,719)	(12,188)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,172)	(28)
Capitalized Development Projects costs	(48,329)	(15,268)
Cash collateral for deposit bond	—	(15,000)
License fee payment for the casino project	—	(51,000)
Net change in cash for Development Projects	(366,969)	(155,222)
Restricted cash—racing capital improvement	37	25
Other	5	—
Net cash used in investing activities	(416,428)	(236,493)
Cash flows provided by (used in) financing activities:
Proceeds from Term B Loan	415,000	—
Proceeds from long-term loan (related party)	32,000	—
Payment of debt issuance costs and Interest Rate Cap fees	(28,750)	—
Proceeds from January 2016 Rights Offering, net of expenses	—	286,032
Series B Preferred Stock dividend payment	(32)	(167)
Series E Preferred Stock and dividend redemption	—	(30,711)
Other payments	(275)	—
Net cash provided by financing activities	417,943	255,154
Net (decrease) / increase in cash and cash equivalents	(3,204)	6,473
Cash and cash equivalents, beginning of period	11,012	6,412
Cash and cash equivalents, end of period	$7,808	$12,885
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$231
Non-cash investing and financing activities:
Accrued Development Projects costs	$45,659	$25,925
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A. Organization and Nature of Business

Basis for Presentation

Empire Resorts, Inc. ("Empire," and, together with its subsidiaries, the "Company," "us," "our" or "we") was organized as a Delaware corporation on March 19, 1993, and since that time has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.

The condensed consolidated financial statements and notes as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 31, 2016 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods, and therefore do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our financial statements require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities. Actual amounts could differ from those estimates. These condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the Company’s opinion, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for our interim periods may not be necessarily indicative of the results of operations that may by achieved for the entire year.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations, as well as the net proceeds of the Term Loan Facility, the Kien Huat Montreign Loan (each as defined below) and the $35 million required to be deposited into the lender-controlled account created under the Term Loan Facility, which are discussed below, will be sufficient to meet working capital requirements and the expected costs of the Development Projects (defined below) for at least the next 12 months. Additionally, following the opening of the casino project (the "Casino Project") to the public, which is expected to occur in March 2018, the Revolving Credit Facility (defined below) will be available for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties (defined below), subject to our ability to meet the conditions therein. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period, including with respect to the costs of the entertainment village project (the "Entertainment Village Project") and the golf course project (the "Golf Course Project" and, together with the Casino Project and Entertainment Village Project, the "Development Projects") , will depend on the Company’s growth and operating results and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital. Pursuant to the Term Loan Facility, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of this payment, $15 million is required to be deposited by June 30, 2017, and the remaining $20 million is required to be deposited by December 31, 2017. The $35 million must be funded in the form of a further equity contribution to Montreign Operating, for which the Company expects to raise additional debt or equity capital by the dates on which the deposits must be made. Additionally, the Company expects to raise furniture, fixtures and equipment ("FF&E") financing of up to $40 million to complete the Development Projects. To raise additional capital necessary for the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat to backstop a rights offering of Empire in the amount of $35 million. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in necessary amounts or on acceptable terms.

As of March 31, 2017, we had total current assets of approximately $13.6 million and total current liabilities of approximately $57.3 million, which includes approximately $45.7 million in accrued Development Projects costs. As of March 31, 2017, our total assets included approximately $393.4 million of remaining net proceeds from the Term Loan Facility (as defined and discussed below), which will be used to pay the accrued Development Projects costs included in our current liabilities. The net proceeds from the Term Loan Facility, which are being used to pay the costs of the Development Projects, are presented on the Condensed Consolidated Balance Sheet as Cash for Development Projects.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $6.4 million for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2017 was primarily related to the Development Projects expenses in the amount of $4.3 million that could not be capitalized. Additionally, $52.1 million of the costs incurred for the Development Projects were capitalized for the three months ended March 31, 2017.
Note B. Summary of Significant Accounting Policies

Revenue recognition and Promotional allowances
Gaming revenue is the net difference between gaming wagers and payouts for prizes from video gaming machines ("VGMs"), non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of related expenses such as the New York State Gaming Commission's ("NYSGC") share of VGM revenue and the Monticello Harness Horsemen’s Association (the “MHHA”) and the Agriculture and New York State Horse Breeding Development Fund’s contractually required shares of revenue.
Food, beverage, racing and other revenue includes food and beverage sales, racing revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks and miscellaneous income. The Company recognizes racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-Track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of receipt of and timing of payments.
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
The retail value amounts included in promotional allowances for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Food and beverage	$165	$360
Non-subsidized free play	124	589
Players club awards	63	119
Total retail value of promotional allowances	$352	$1,068

The estimated cost of providing complimentary food, beverage and other items for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Food and beverage	$232	$530
Non-subsidized free play	73	347
Players club awards	63	119
Total cost of promotional allowances	$368	$996
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 as of March 31, 2017 and December 31, 2016.

Other long-term liabilities
The difference between our cash payments and straight-line rent on our leases of $8.5 million and $8.0 million at March 31, 2017 and December 31, 2016, respectively, is included in other long-term liabilities.

Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to holders of common stock by the weighted-average common stock outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month periods ended March 31, 2017 and 2016 were the same.
The following table shows the approximate number of common stock equivalents outstanding at March 31, 2017 and 2016 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016, because their inclusion would have been anti-dilutive:

	Outstanding at
	March 31, 2017	March 31, 2016
Options	31,000	52,000
Warrants	133,000	133,000
Option Matching Rights	18,000	22,000
Unvested Restricted stock	180,000	199,000
Total	362,000	406,000
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International, pursuant to which the Company has effectively limited its exposure to increases in interest rates on its Term B Loan balance from May 1, 2017 through February 28, 2018 and then for a portion of its Term B Loan balance through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap will be amortized over its term as interest expense. The fair value of the Interest Rate Cap was $584,000 at March 31, 2017 and is presented at fair value as other assets on the Condensed Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss
As of March 31, 2017, accumulated other comprehensive loss of $91,000 consisted solely of the fair value adjustment relating to the Interest Rate Cap.
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, Interest Rate Cap (as defined below), current liabilities and long-term loans. Current assets and current liabilities approximate fair value due to their short-term nature.

In determining fair value, the Company uses quoted prices and observable inputs.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.
The fair value hierarchy of observable inputs used by the Company is broken down into three levels based on the source of inputs as follows:
- Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.
- Level 2 - Valuations based on inputs that are unobservable inputs and quoted prices in active markets for similar assets and liabilities.
- Level 3 - Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.
The Company used a third party to complete the valuation of its Interest Rate Cap, which is considered a Level 2 asset and is measured at fair value on a recurring basis using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows for the Interest Rate Cap.
At March 31, 2017, the estimated fair value of the Company's Term B Loan (as defined below) outstanding was approximately $414.4 million and the carrying value was approximately $415.0 million. The fair value of the Kien Huat Montreign Loan (as defined below) has not been estimated due to its related party nature and lack of comparable market information.

Stock-based compensation

The cost of all stock-based awards to employees, officers, directors and consultants, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards would be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of March 31, 2017, there was approximately $1.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 2.75 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

Intangible Assets
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company's policy is to amortize intangible assets over their estimated useful lives unless the Company determines their lives to be indefinite.
On December 21, 2015, the Company was granted a gaming license (the "Gaming Facility License"), for which it paid $51 million on March 30, 2016. The term of the Gaming Facility License is 10 years from the effective date, which was March 1, 2016. Amortization will not commence until the completion of construction and the opening to the general public of the Casino Project. Amortization will be recognized on a straight-line basis beginning at that time and continuing until the license is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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
The Company currently anticipates adopting this accounting standard during the first quarter of 2018, with a cumulative-effect adjustment as of the date of adoption. Although we are still evaluating the full impact of this standard on our consolidated financial statements, the Company has concluded that the adoption of this standard will affect how we account for our customer loyalty program(s) as well as the classification of revenues between gaming, food and beverage, lodging, retail, entertainment and other. Under our current customer loyalty program, customers earn points based on their level of play, which may be redeemed for various benefits, such as cash back or dining, among others. We currently determine our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Under the new standard, points awarded under our customer loyalty program are considered a material right given to the players based on their gaming play and the promise to provide points to players will need to be accounted for as a separate performance obligation. The new standard will require us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and to measure the liability based on the estimated standalone value of the points earned after factoring in the likelihood of redemption. As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, of food and beverage, lodging, retail, entertainment and other revenues. The revenue associated with the points earned will be recognized in the period in which they are redeemed. The quantitative effects of these changes have not yet been determined and are still being analyzed.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company's consolidated financial statements. The Company currently anticipates adopting this standard during 2019.

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which provides guidance for accounting for stock-based compensation for employees. Under ASU 2016-09, several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017 and there was no material impact from the implementation this guidance.

Note C. Prepaid Expenses and Other Assets

Our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), has participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received is reduced by 20% each year until the tax credit ends for the Company at December 31, 2017. For the year ended December 31, 2017, the Company will receive a 20% refund for real estate taxes paid. The amounts of the expected real estate tax credits are included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, and were approximately $609,000 and $1.3 million, respectively.

Prepaid expenses and other current assets, as presented on the Condensed Consolidated Balance Sheet, are comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)

Empire Zones real estate tax credit	$609	$1,325
Prepaid real estate taxes	981	558
Prepaid insurance	608	919
Inventory	175	177
Prepaid gaming expenses	214	61
Development escrow and security refundable deposit	627	623
Prepaid other	713	672
Total prepaid expenses and other current assets	$3,927	$4,335

Note D. Property and Equipment
Property and Equipment
Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$770	$770
Land improvements	1,759	1,758
Buildings	4,727	4,727
Building improvements	28,116	28,088
Vehicles	319	307
Furniture, fixtures and equipment	4,374	4,278
Construction in Progress	1,954	919
	42,019	40,847
Less—Accumulated depreciation	(14,767)	(14,432)
	$27,252	$26,415
Depreciation expense was approximately $336,000 for each of the three-month periods ended March 31, 2017 and 2016, respectively.

The VGMs in the Company’s facility are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs, Cash Collateral for Deposit Bond and Cash for Development Projects
Development Projects Costs
At March 31, 2017 and December 31, 2016, total capitalized Development Projects costs were approximately $254.5 million and $202.4 million, respectively. Total capitalized Development Projects costs consist of construction costs, site development, contractor insurance, general conditions, construction manager fees, and professional fees such as architectural, legal and accounting fees, and is reflected on the Condensed Consolidated Balance Sheet as capitalized Development Projects costs. Interest expense totaling $3.7 million was capitalized during the three-month period ended March 31, 2017.

During the three-month period ended March 31, 2017, total Development Projects costs incurred were approximately $56.3 million, of which $52.0 million was capitalized and $4.3 million was expensed. Development Projects expenses consisted of $2.6 million of land lease costs, $652,000 of salary and related benefits, $353,000 of bank charges, $158,000 of real estate taxes, $143,000 of insurance expenses, $93,000 of marketing expenses, $35,000 of consulting and professional service fees, and an additional $218,000 of pre-opening expenses.

During the three-month period ended March 31, 2016, total Development Projects costs incurred were approximately $44.3 million, of which $41.2 million was capitalized and $3.1 million was expensed. Development Projects expenses consisted of $2.6 million of land lease costs, $194,000 of consulting and professional service fees, $97,000 of real estate taxes, $106,000 of insurance expenses, and an additional $113,000 of pre-opening expenses.

Cash Collateral for Deposit Bond

In February 2016, the Company deposited $15 million in performance bonds to guarantee the completion of the Development Projects. These funds will be returned to the Company upon the satisfactory completion of the Development Projects.

Cash for Development Projects

At March 31, 2017, the $393.4 million of Cash for Development Projects represented the remaining funds from the Term Loan Facility to be utilized for the Development Projects. At December 31, 2016, the $26.4 million of Cash for Development Projects on the Condensed Consolidated Balance Sheet represented the remaining funds from the January 2016 Rights Offering (defined below) to be utilized for the Development Projects.

Note F. Accrued Development Projects Costs, Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at March 31, 2017 and December 31, 2016 were $45.7 million and $41.9 million, respectively, and were primarily comprised of amounts due to the Casino Project's construction manager, as well as amounts due to the architect and other vendors for costs incurred for the Development Projects.
Accrued expenses and other current liabilities, as presented on the Condensed Consolidated Balance Sheet, are comprised of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Liability for horse racing purses	$1,244	$1,139
Accrued payroll	1,058	1,897
Accrued interest payable	3,536	—
Accrued redeemable points	172	167
Liability to NYSGC	142	360
Liability for local progressive jackpot	947	907
Accrued settlement liability	—	758
Accrued professional fees	365	308
Federal tax withholding payable	115	78
Accrued other	928	1,733
Total accrued expenses and other current liabilities	$8,507	$7,347

Note G. Term Loan Agreement and Revolving Credit Agreement

Term Loan Agreement

On January 24, 2017 (the "Loan Closing Date"), Montreign Operating entered into a Building Term Loan Agreement (the “Term Loan Agreement”) with Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. The Term Loan Agreement provides for loans to be made to Montreign Operating in an aggregate principal amount of $485 million (the “Term Loan Facility”).

The Term Loan Facility consists of $70 million of Term A loans ( the “Term A Loan”) and $415 million of Term B loans (the “Term B Loan”). The Term B Loan was borrowed in full on the Loan Closing Date and the proceeds were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The proceeds of the Term Loan Facility (including proceeds of the Term A Loan, which will be deposited into the lender-controlled accounts upon borrowing) will be made available to Montreign Operating, subject to Montreign Operating satisfying the disbursement conditions set forth in the Term Loan Agreement and related loan documents, to pay debt service and costs relating to the development and construction of the Development Projects.

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

As of March 31, 2017, $415 million was outstanding under the Term B Loan and there were no borrowings outstanding under the Term A Loan. No principal repayments are due prior to the projected Casino Project opening date (which is expected to be March 1, 2018). Thereafter, principal payments are due at the end of each calendar quarter. The first loan repayment is due June 30, 2018. The following table lists the annual principal repayments due under the Term B Loan agreement:

(in thousands)
2017	$0
2018	3,113
2019	4,150
2020	4,150
2021	4,150
2022 to 2023	399,437

In the event that the Term B Loan is prepaid or repaid in whole or in part for any reason other than as a result of scheduled amortization and certain other exceptions, Montreign Operating is required to pay prepayment premiums based on a make-whole if the prepayment occurs from the Loan Closing Date to (but excluding) the 30th-month anniversary following the Loan Closing Date (the “30th Month”), and a 2% and 1% premium if the prepayment occurs from the 30th Month to (but excluding) the 42nd-month anniversary of the Loan Closing Date (the “42nd Month”) and from the 42nd Month to (but excluding) the 54th-month anniversary of the Loan Closing Date, respectively.

Revolving Credit Agreement

On the Loan Closing Date, Montreign Operating also entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of the Casino Project to the public. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

Collateral and Other Provisions

The Term Loan Facility and the Revolving Credit Facility are each guaranteed by Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and together with ERREI, the "Montreign Subsidiaries"), both indirect, wholly-owned subsidiaries of Montreign Operating, and are secured by security interests in substantially all the real and personal property of Montreign Operating and the Montreign Subsidiaries and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company, LLC ("Montreign Holding"), a wholly-owned subsidiary of Empire. In addition, Empire delivered a completion guaranty in connection with the Term Loan Facility guaranteeing the completion of the construction of the Casino Project and the Entertainment Village Project. Empire’s liability under the completion guaranty (excluding lender’s enforcement costs) is capped at $30 million.

The Term Loan Facility and the Revolving Credit Agreement contain representations and warranties, affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Operating and the Montreign Subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions. Additionally, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of the $35 million, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The Company must fund the $35 million in the form of a further equity contribution to Montreign Operating. The Company expects to raise additional debt or equity capital by the dates on which the deposits must be made.

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

Note H. Long-Term Loans (Related Party)

Conversion of Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "2010 Kien Huat Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat") pursuant to which Empire issued a convertible promissory note (the "2010 Kien Huat Note") in the original principal amount of $35.0 million, of which $17.4 million was outstanding as of December 31, 2015. On February 17, 2016, upon consummation of the January 2016 Rights Offering (defined below), the 2010 Kien Huat Note was converted into 1,332,058 shares of common stock (the "Note Conversion") in accordance with the terms of the 2010 Kien Huat Loan Agreement.

Kien Huat Construction Loan Agreement

On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the "KH Construction Loan Agreement") pursuant to which Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized. The term of the KH Construction Loan Agreement would expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. In connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, on January 24, 2017, the KH Construction Loan Agreement expired pursuant to its terms without being utilized by Montreign Operating. Montreign Operating paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan. The commitment fee was capitalized and was included in other assets at December 31, 2016. It was written off on January 24, 2017 upon the issuance of the Kien Huat Montreign Loan Agreement (defined and described below).

Kien Huat Montreign Loan Agreement

On the Loan Closing Date, Kien Huat and Montreign Holding entered into a loan agreement (the "Kien Huat Montreign Loan Agreement"), pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"), the net proceeds of which were used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The Kien Huat Montreign Loan will mature on February 24, 2024 (the “Kien Huat Loan Maturity Date”), which date may be extended by Kien Huat in its sole discretion by up to an additional year.

The Kien Huat Montreign Loan bears interest at a rate of 12% per annum. Prior to the Kien Huat Loan Maturity Date, interest on the Kien Huat Montreign Loan shall accrue and be added to the outstanding principal of the Kien Huat Montreign Loan (the “Principal Indebtedness”) on the first business day of each calendar month beginning on February 1, 2017 (each an “Interest Payment Date”) and shall thereafter be deemed to be part of the Principal Indebtedness. The Principal Indebtedness, including all interest due through the applicable Interest Payment Date and other amounts due under the Kien Huat Montreign Loan, shall be payable in cash on the Kien Huat Loan Maturity Date. Notwithstanding the foregoing, Montreign Holding shall be required to pay in cash to Kien Huat, at the end of any “accrual period” (as defined in Section 1275(a)(5) of the Internal Revenue Code of 1986, as amended (the “Code”)) ending after the fifth anniversary of the Loan Closing Date, the aggregate amount by which (x) the sum of (i) the amount of accrued interest on the Kien Huat Montreign Loan that has been added to the Principal Indebtedness plus (ii) any other accrued but unpaid original issue discount (as determined under Section 163(i) of the Code) on the Kien Huat Montreign Loan from the closing date through the end of such accrual period, in each case that has not been paid in cash, exceeds (y) the product of (i) the “issue price” (as defined for purposes of the Code) and (ii) the “yield to maturity” (as defined for purposes of the Code). In addition to the interest payable on the Kien Huat Montreign Loan, Kien Huat was entitled to a commitment fee of 1%, which fee was added to the Principal Indebtedness of the Kien Huat Montreign Loan.

Until the Kien Huat Montreign Loan is repaid in full, Montreign Holding shall make no dividend or other distributions to Empire except for purposes of (i) paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) the payment of taxes by Empire, to the extent also permitted by the Term Loan Agreement with respect to distributions to Montreign Operating. The Kien Huat Montreign Loan may be prepaid in full or in part at any time without premium or penalty.

The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests of Montreign Holding by Empire. The Kien Huat Montreign Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict Montreign Holding’s use of the proceeds of the Kien Huat Montreign Loan to expenses relating to the Development Projects. Obligations under the Kien Huat Montreign Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others, nonpayment of principal, interest or fees, breach of the affirmative covenants and a default with respect to the payment of principal or interest under the Term Loan Facility by Montreign Operating or acceleration of the Term Loan Facility for any reason.

Note I. Bryanston Settlement Agreement
Effective as of June 30, 2013, the Company and its affiliates consummated the closing of a Settlement Agreement and Release (as amended, the “Bryanston Settlement Agreement”) with Bryanston Group, Inc. and its affiliates (the “Bryanston Parties”). Pursuant to ASC 480, the Series E Preferred Stock held by the Bryanston Parties became contractually redeemable subject to the terms and conditions of the Bryanston Settlement Agreement and was recorded as a liability on the December 31, 2015 balance sheet.
On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Parties for approximately $30.7 million pursuant to the terms of the Bryanston Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability was recorded pursuant to the payment terms in place at December 31, 2015, of which $1.5 million was recorded as a current liability and the remainder was recorded as a long-term liability on the December 31, 2015 balance sheet. Interest expense associated with the change in the redemption amount of the liability was $231,000 for the three months ended March 31, 2016.
Note J. Stockholders’ Equity

Authorized Capital
On November 1, 2016, Empire filed the Second Amended and Restated Certificate of Incorporation (the "Restated Charter”) with the Secretary of State of the State of Delaware. Pursuant to the Restated Charter, Empire’s authorized capital stock consists of 155 million shares, of which 150 million shares are common stock, par value $0.01 per share, and five million shares are preferred stock, par value $0.01 per share.
Common Stock

Our common stock is transferable only subject to the provisions of Section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold directly or indirectly, a racetrack license issued by the NYSGC, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

January 2016 Rights Offering

On January 4, 2016, we commenced a rights offering (the "January 2016 Rights Offering") of transferable subscription rights to holders of record of our common stock and our Series B Preferred Stock (the "Series B Preferred Stock") as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock. The subscription rights were listed for trading on The Nasdaq Stock Market under the symbol "NYNYR" for the duration of the January 2016 Rights Offering. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby agreement (the "January 2016 Standby Purchase Agreement"), pursuant to which Kien Huat agreed to exercise (i) its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which is referred to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million.

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $286.0 million following the deduction of expenses, which were used (i) to pay the expenses relating to the construction of the Casino Project, (ii) to redeem the outstanding shares of the Series E Preferred Stock in accordance with the terms of the Bryanston Settlement Agreement on March 7, 2016 and (iii) for the working capital needs of the Company.

Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $1,450,000, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for expenses in the amount of $50,000.
Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of shares of common stock issued as payment is based upon the average closing price for the shares of common stock for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At March 31, 2017 and December 31, 2016, there were 44,258 shares of Series B Preferred Stock outstanding.
The Board authorized the cash payment of the Series B Preferred Stock on March 8, 2016. Quarterly dividend payments in the amount of $32,087 were made on April 1, 2016, July 1, 2016, October 3, 2016 and January 3, 2017. On April 3, 2017, a payment of $32,087 was made for the first quarter of 2017.
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
Note K. Concentration
As of March 31, 2017, the Company had one debtor, Woodbine Entertainment Group, which represented 10.8% of the total net outstanding racing-related accounts receivable. As of December 31, 2016, the Company had one debtor, Hawthorne OTB, which represented 16.9% of the total net outstanding racing-related accounts receivable.
Note L. Commitments and Contingencies

Legal Proceedings
The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Contingent Liability Settlement

On January 4, 2017, the Company entered into an agreement (the “2017 Settlement Agreement”) to issue 33,333 registered shares (the "Settlement Shares") of its common stock to an individual as part of the settlement of a claim asserted in connection with such individual's alleged provision of certain services to the Company. Pursuant to the 2017 Settlement Agreement, the Company issued the Settlement Shares on January 9, 2017. The 2017 Settlement Agreement provided for a mutual full release of all potential claims upon the Company's delivery of such Settlement Shares to the individual. The amount of the liability of $758,000 was included in accrued expenses at December 31, 2016.

Operating leases

The following table represents the minimum future lease payments under the Company's operating leases at March 31, 2017:

Payments due by Period

Year ending December 31,	Total Lease Payments
(in thousands)
2017	$9,000
2018	10,550
2019	7,775
2020	7,800
2021	8,300
2022 to 2056	370,274
Total	$413,699

The details of lease commitments are described below.

Casino Lease

On December 28, 2015 , Montreign Operating entered into a lease (the "Casino Lease") with EPT Concord II, LLC ("EPT"), a wholly-owned subsidiary of EPR Properties, (an entity unrelated to the Company), for the lease of the parcel on which the Casino Project is being built (the "Casino Parcel"). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease shall be automatically terminated effective as of the applicable Option Date.

The following table represents the future fixed rent payments under the Casino Lease at March 31, 2017:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$9,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 (3)	8,000
2022 to 2056 (3)	354,624

(1)
Until February 29, 2016, the Company continued to make payments of $500,000 per month it would have made under the Original Option Agreement (defined below). From March 1, 2016 until February 28, 2017, option payments made by the Company under a certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014, which totaled $8.5 million, were applied against fixed rent due by the Company under the Casino Lease for such period.

(2)	From March 1, 2017 through August 31, 2018, fixed rent is $1.0 million per month.

(3)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent will equal $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

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

Golf Course Lease

On December 28, 2015, ERREI entered into a sublease (the “Golf Course Lease”) with the Adelaar Developer, LLC (the "Destination Resort Developer") for the lease of the parcel on which the golf course is located (the "Golf Course Parcel"). The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due. Fixed rent payments under the Golf Course Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1)(2)	$0
2018 (2)	0
2019 (2)	125
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,825

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Spring 2019 (the “Golf Course Opening Date”), fixed rent payments will equal $0.

(2)	From the Golf Course Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From March 2029 through the remainder of the term of the Golf Course Lease, fixed rent will equal $250,000 per year.

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

Entertainment Village Lease

On December 28, 2015, Empire Resorts Real Estate II, LLC ("ERREII"), an indirect, wholly-owned subsidiary of Montreign Operating, entered into a sublease (the “Entertainment Village Lease”) with the Destination Resort Developer, for the lease of the parcel of land on which the Entertainment Village would be built (the "Entertainment Village Parcel" and, together with the Casino Parcel and Golf Course Parcel, the "Project Parcels"). The terms of the Entertainment Village Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Village Lease, there is no percentage rent due. Fixed rent payments under the Entertainment Village Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1)(2)	$0
2018 (2)	50
2019 (2)	150
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,825

(1)
From the date the Entertainment Village Lease commenced (the “Entertainment Village Lease Commencement Date”) and until the date on which the Entertainment Village opens for business, which is expected to be September 2018 (the “Entertainment Village Opening Date”), fixed rent payments will be $0.

(2)	From the Entertainment Village Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From September 2028 through the remainder of the term of the Entertainment Village Lease, fixed rent will equal $250,000 per year.

The Entertainment Village Lease is a net lease and ERREII is obligated to pay the rent payable under the Entertainment Village Lease and other costs related to ERREII's use and operation of the Entertainment Village Parcel, including the special district tax assessments allocated to the Entertainment Village Parcel, not to exceed the capped dollar amount applicable to the Entertainment Village Parcel. This obligation will not be assessed against ERREII prior to 60 months following the Entertainment Village Lease Commencement Date.

Purchase Option Agreement

On December 28, 2015, Montreign Operating and EPT, EPR Concord II, L.P., Destination Resort Developer and EPR Concord II, L.P. (“EPR LP” and together with EPT and Destination Resort Developer, "EPR") entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which EPR granted to Montreign Operating the option (the “Purchase Option”) to purchase all, but not fewer than all, of the Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary on March 1, 2022, less a credit of up to $25 million for certain previous payments made by the Project Parties). The Purchase Option commenced on December 28, 2015 and will expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

Under the Purchase Option Agreement, EPR also granted to Montreign Operating the option (the “Resort Project Purchase Option”) to purchase not less than all of the balance of the contiguous acres owned by EPR (the "EPR Property"), excluding the Empire Project Parcels and the Waterpark (the “Resort Property”) for an additional fee. The Resort Project Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Resort Project Purchase Option commenced on December 28, 2015 and will expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR also granted to Montreign a right of first offer (“ROFO”) with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign Operating, then EPR will be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign Operating. The ROFO commenced on the Effective Date and shall continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

Note M. Related Party Transactions

Moelis Agreements

On December 9, 2013, the Company executed a letter agreement, as supplemented by a letter dated May 20, 2015, (together, the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Casino Project. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
At the close of the January 2016 Rights Offering, Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino Project pursuant to the Moelis Letter Agreement.
On January 24, 2017, in connection with the closing of the Term Loan Facility and the Revolving Credit Facility, Moelis was paid approximately $2.5 million for financial advisory services pursuant to the Moelis Letter Agreement.
In March 7, 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Engagement Agreement") pursuant to which Moelis will act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Engagement Agreement, Moelis is entitled to an advisory fee of $100,000, which was paid upon execution, and reimbursement of expenses up to $75,000. The Moelis-Montreign Engagement Agreement will automatically terminate on December 31, 2017, unless either party terminates earlier.
Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle recused himself from participating in the discussion of the Moelis Letter Agreement, the Moelis-Montreign Engagement Agreement and the determination of whether to enter into such agreements.

RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS Licensed Marks may be assigned or sublicensed only in certain limited circumstances. However, any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS. The Company expects the name of the Casino Project (the “Casino Name”) to be “Resorts World” used in combination with additional words as mutually agreed upon by Montreign Operating and RWS. The right to use the Casino Name is exclusive to Montreign Operating. Montreign Operating will have the right to use the Casino Name in connection with on-line gaming.

The initial term of the RWS License Agreement will expire on December 31, 2027, and shall be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino Project, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino Project opens to the public, Montreign Operating will pay to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino Project, (ii) each specific use of the RWS Licensed Marks in the Entertainment Village or Golf Course and (iii) each specific use of the Casino Name in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement.

During the term of the RWS License Agreement, Montreign Operating may participate in the Genting Rewards Alliance loyalty program (the “Alliance”), which would provide central marketing and cross-promotion opportunities for the Development Projects with other members of the Alliance. Montreign Operating’s participation in the Alliance is subject to the provisions of a separate agreement, which is currently being negotiated by the parties. RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in Empire Resorts, Inc. (“Empire”) and subsidiaries’ (the “Company,” “us,” “our” or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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

    The Destination Resort and Development Projects
On December 21, 2015, Montreign Operating was awarded a Gaming License by the NYSGC to operate the Casino Project to be located at the site of a four-season destination resort being developed in the Town of Thompson in Sullivan County, approximately 90 miles from New York City (the "Destination Resort"), which is described below. Montreign Operating is the sole holder of a Gaming Facility License in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State. The Gaming Facility License became effective on March 1, 2016.
The Destination Resort is to be located on approximately 1,700 acres owned by EPT Concord II, LLC ("EPT") and EPR Concord II, L.P. ("EPR LP"), two wholly-owned subsidiaries of EPR Properties, which are unrelated to the Company. The resort casino project (the "Casino Project") is part of the initial development of the Destination Resort, which will also include an indoor waterpark lodge (the "Waterpark"), a Rees Jones-redesigned "Monster" golf course (the "Golf Course Project") and an entertainment village, which will include hotel, retail, restaurants and other amenities (the "Entertainment Village Project" and, together with the Casino Project and the Golf Course Project, the "Development Projects"). In addition to the Casino Project, subsidiaries of Montreign Operating are responsible for developing the Entertainment Village Project and the Golf Course Project. Subsidiaries of EPR Properties are responsible for developing the Waterpark.

Monticello Casino and Raceway
Through Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a 45,000-square foot video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York, approximately 90 miles northwest of New York City. Monticello Casino and Raceway operates 1,110 VGMs, which includes 1,070 video lottery terminals ("VLTs") and 40 electronic table game positions ("ETGs"). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. ETGs include the games of roulette, blackjack and 3-card poker. The Company also generates racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

In a letter dated December 23, 2016, the NYSGC approved MRMI's racetrack and simulcast license renewal applications for calendar year 2017. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
The Destination Resort and the Development Projects
The Destination Resort is located on approximately 1,700 acres (the "EPT Property") in the Town of Thompson in Sullivan County, New York. The Casino Project is part of the initial phase of the Destination Resort, which will also include the Waterpark, the Golf Course Project and the Entertainment Village Project (the Casino Project, the Waterpark, the Golf Course Project and the Entertainment Village Project, collectively the “Initial Projects”). The Company currently expects the construction of the Development Projects will cost approximately $909 million, which includes $744 million of currently expected costs for the Development Projects, $72 million for contingency and interest reserves, $51 million for the Gaming Facility License fee and $42 million of original issue discount and financing and legal fees.
The Casino Project
The Casino Project is designed to meet five-star and five-diamond standards and is expected to include:

•	a 90,500-square foot main casino floor featuring 2,150 slot machines and 100 table games, which will include Asian-themed games;

•	a 6,500-square foot poker room featuring 16 - 18 tables;

•	a designated 3,800-square foot VIP/high-limit area located on the main gaming floor, which will offer slot machines, table games, and a player’s lounge offering food and beverages;

•
an 18-story hotel tower containing 332 luxury rooms (including at least eight 1,000–1,200-square foot garden suites, seven 2,400-square foot two-story townhouse villas, and 12 penthouse-level suites), indoor pools and two fitness centers;

•	a separate 4,000-square foot private gaming area containing six private VIP gaming salons, a private gaming cage, and butler service;

•
27,000 square feet of multi-purpose meeting and entertainment space with seating capacity for 2,500 people that includes access to outdoor terraces and approximately 7,000 square feet of meeting room space;

•	a 7,500-square foot spa located on the VIP level; and

•	eight restaurants and seven bars.

As of April 30, 2017, approximately 89% of the Guaranteed Maximum Price (defined below) under the construction manager agreement with LP Ciminelli for the Casino Project has been contracted. Additionally, approximately 53% of the construction of the Casino Project is complete.
Gaming Facility License

The Gaming Facility License became effective on March 1, 2016. The Gaming Facility License will have an initial duration of 10 years from March 1, 2016 and will be renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The Gaming Facility License is also subject to certain conditions established by the NYSGC, including the following:
•     the payment of an aggregate license fee of $51 million, which was paid on March 30, 2016;

•
causing the investment of not less than approximately $854 million (the “Minimum Capital Investment”) in the development of the Initial Projects and infrastructure for the Destination Resort in accordance with the submitted plans for the Casino Project and the Destination Resort;

•	deposit of a bond representing 10% of the Minimum Capital Investment (the "Minimum Capital Investment Deposit"), which was completed on March 1, 2016;

•	commencement of gaming operations on or before March 1, 2018;

•	compliance with New York State minority-owned and woman-owned business enterprise ("MWBE") requirements with respect to the Casino Project; and

•	the creation of a minimum of 1,425 full-time and 96 part-time jobs.

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

The Company has obtained final site approval from the Planning Board for, and has begun site preparation of, the redesign of the Golf Course Project. On December 28, 2016, the Planning Board extended this site plan approval for a period of six months to allow the Company to coordinate the commencement of construction and to obtain final approval of updates to the wetlands permits from the United States Army Corps of Engineers and the New York State Department of Environmental Conservation, if required.

Master Development Agreement and Completion Guaranties

On December 28, 2015 (the “MDA Effective Date”), the Project Parties, on the one hand, and EPR, on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of the Initial Projects.

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

Neither party has the right to terminate the MDA unless Montreign Operating fails to exercise the Purchase Option prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement.

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

Development Project Parcel Leases and Purchase Option Agreement

On December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease and the Purchase Option Agreement (see Note L. "Commitments and Contingencies" to the Condensed Consolidated Financial Statements for more information). Option payments made by the Company pursuant to that certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the "Original Option Agreement"), which total $8.5 million, were applied against rent amounts due to EPT as rent under the Casino Lease. The Original Option Agreement, which granted the Company the right to lease the Casino Parcel, was superseded by the Casino Lease, Golf Course Lease and the Entertainment Village Lease, which are described above in Note L. "Commitments and Contingencies" to the Condensed Consolidated Financial Statements for more information.

Development Project Branding

RWS License Agreement

On March 31, 2017, Montreign Operating entered into the RWS License Agreement pursuant to which RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain RWS Licensed Marks in connection with the development, marketing, sales, management and operation of the Development Projects. See Note M. "Related Party Transactions" to the Condensed Consolidated Financial Statements for more information.

JCJ Architecture

Montreign Operating has entered into a professional services agreement with JCJ Architecture PC, which is a standard architectural agreement with normal and customary terms, and addresses, among other things, architectural services, dates of completion of the Casino Project and MWBE participation in the Casino Project.

ERREII has also entered into a professional services agreement with JCJ Architecture PC, which is a standard architectural agreement with normal and customary terms, and addresses, among other things, architectural services, dates of completion of the Entertainment Village Project and any necessary MWBE participation in the Entertainment Village Project.

LP Ciminelli

Montreign Operating has entered into a construction manager agreement with LP Ciminelli, Inc., which is a standard construction manager agreement with normal and customary terms, and addresses, among other things, the Guaranteed Maximum Price of approximately $511 million for the Casino Project (the "Guaranteed Maximum Price"), completion commitments and MWBE participation in the Casino Project.

Monticello Casino and Raceway

Monticello Casino and Raceway began racing operations in 1958 and currently features the following:

• 1,070 VLTs and 40 ETGs (collectively 1,110 VGMs);

• year-round live harness horse racing;

• year-round simulcast pari-mutuel wagering on thoroughbred and harness horse racing from around the world;

• a 3,000-seat grandstand with retractable windows and a 100-seat clubhouse and bar, which are currently closed;

• parking spaces for 2,000 cars and 10 buses;

• an a la carte restaurant and a two-outlet food court with seating capacity for up to 100 patrons;

• a 1,386-square foot multi-functional space used for events;

• a 1,525-square foot simulcast room located directly adjacent to the gaming floor, with access to a small grandstand;

• a casino bar; and

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

On November 3, 2014, MRMI and the MHHA entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the “2014 MHHA Agreement”). The term of the 2014 MHHA Agreement expires seven years from the date the NYSGC approves the Casino Project to engage in legalized gaming. On that same date, MHHA will also receive, subject to adjustment for corporate events, 200,000 shares of common stock and a warrant to purchase 60,000 shares of common stock, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these estimates during the three-month period ended March 31, 2017.
Results of Operations - Three Months ended March 31, 2017 Compared to Three Months ended March 31, 2016
The results of operations for the three months ended March 31, 2017 and 2016 (unaudited) are summarized below (dollars in thousands):

	March 31, 2017	March 31, 2016	Variance $	Variance %
Revenues:
Gaming	$12,893	$14,522	$(1,629)	(11)%
Food, beverage, racing and other	2,228	2,751	(523)	(19)%
Gross revenues	15,121	17,273	(2,152)	(12)%
Less: Promotional allowances	(352)	(1,068)	716	(67)%
Net revenues	14,769	16,205	(1,436)	(9)%
Costs and expenses:
Gaming	9,860	10,801	(941)	(9)%
Food, beverage, racing and other	2,368	2,597	(229)	(9)%
Selling, general and administrative	3,689	3,597	92	3%
Development expenses	4,269	3,067	1,202	39%
Stock-based compensation	603	571	32	6%
Depreciation	336	336	—	—%
Total costs and expenses	21,125	20,969	156	1%
Loss from operations	(6,356)	(4,764)	(1,592)	33%
Amortization of debt issuance costs	(1,274)	(2)	(1,272)	63,600%
Interest expense	(4,275)	(411)	(3,864)	940%
Interest income	454	—	454
Loss before income taxes	(11,451)	(5,177)	(6,274)	121%
Income tax provision	—	—	—	—%
Net loss	$(11,451)	$(5,177)	$(6,274)	121%
Gaming revenue
Gaming revenue decreased by approximately $1.6 million, or 11%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $14.5 million to $12.9 million. Handle decreased $17.3 million, or 8%, for the same period, primarily due to the poor weather conditions in the 2017 period as compared to milder conditions in 2016. VGM hold percentage decreased to 6.4% for the three months ended March 31, 2017 versus 6.7% for the same period in 2016, which partially caused the decrease in gaming revenue. Additionally, the average daily win per unit decreased from $143.77 to $127.85 for the same period.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $523,000, or 19%, for the three months ended March 31, 2017 as compared to the three months ended March 31,2016, from $2.8 million to $2.2 million. Food and beverage revenue decreased approximately $351,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to reduced sales in the food court and the closure of the buffet in December 2016 (which had generated $344,000 in revenues in the 2016 period). The Terrace Room was renovated and reopened as the Upper Deck, an a la carte restaurant.
Racing revenue decreased by $120,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of OTB's statutory payments this quarter versus the same quarter last year. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population, resulting in fewer races and higher operating costs that adversely impact the operating margins of the revenue stream. Other revenue decreased by approximately $52,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to lower ATM revenues, insurance settlement and vendor rebates.

Promotional allowances
Promotional allowances decreased by approximately $716,000, or 67%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $1.1 million to $352,000. Subsidized free play decreased $465,000 in the three-month 2017 period as compared to the 2016 period, due to an adjustment received from NYSGC for the quarter ended March 31, 2016. Coupons and discounts decreased $192,000 from the same period last year, due to lower promotional activity in the 2017 period. In addition, player club awards decreased approximately $72,000 as compared to last year. Partially offsetting these decreases were increases in food, beverage and discretionary complimentaries of $13,000.

Gaming costs

Gaming costs decreased by approximately $941,000, or 9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $10.8 million to $9.9 million. NYSGC and other commissions decreased approximately $969,000 as compared to the same period in the prior year due to lower gaming revenue. Gaming wages and related benefits increased by approximately $21,000 as compared to the same period in the prior year, due to higher compensation expenses. Other gaming expenses increased by approximately $7,000, due to slightly higher expenditures for utilities, software costs and repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased by approximately $229,000, or 9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $2.6 million to $2.4 million, primarily due to lower food and beverage cost of goods sold of $163,000, due to lower sales volume. Additionally, purse and racing-related expenses decreased $34,000, and payroll and related benefit costs decreased $29,000, due to lower sales and staffing. Other costs increased by $3,000 in 2017 as compared to the 2016 period.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by approximately $92,000, or 3%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $3.6 million to $3.7 million. Payroll and related benefit costs increased by approximately $213,000, primarily due to higher staffing levels. Real estate taxes increased $136,000 due to the phase-out of the Empire Zones tax credit program. State franchise taxes increased by $65,000, due to taxes on increased paid-in capital. Insurance expense increased $41,000, due to higher rates. Marketing expenses increased $39,000 for the 2017 period as compared to the prior year. There was also an aggregate increase of $28,000 in other expenses across various expense categories in 2017. Professional fees decreased $219,000 as compared to last year. Outside director fees decreased $140,000 in 2017 as compared to last year. NASDAQ and SEC-related expenses decreased $72,000 from the 2016 period, due to higher expenses in 2016 resulting from the January 2016 Rights Offering.

Development Projects expenses
Development Projects expenses increased approximately $1.2 million, or 39%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $3.1 million to $4.3 million. During the three months ending March 31, 2017, payroll and related benefit costs increased $692,000, primarily due to new hires to staff the casino management team. Bank fees increased $350,000, due to fees associated with the line of credit. Advertising increased $85,000, due to efforts to increase branding. Land lease fees increased $61,000 and real estate taxes increased $64,000 as compared the same period in 2016. In addition, insurance expense increased $37,000 and pre-opening expenses increased $42,000 over the same period in the prior year. Partially offsetting these increases were savings of $163,000 from lower legal, consultants and other professional services fees incurred during the 2017 period.
Amortization of debt issuance costs
Amortization of debt issuance costs increased approximately $1.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $2,000 to $1.3 million. The increase in amortization expense is due to the financing for the new Term Loan Facility and the Kien Huat Montreign Loan for the construction of the Development Projects.
Interest expense
Interest expense increased approximately $3.9 million, or 940%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $411,000 to $4.3 million. The increase in interest expense is due to borrowing under the Term B Loan Facility for the construction of the Development Projects. The amount of interest expense relating to the Series E Preferred Stock recorded was $231,000 for the three months ended March 31, 2016, due to the redemption of the Series E Preferred Stock in January 2016.

Interest income
Interest income increased approximately $454,000, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in interest income is due to interest received on the investment of unused cash for Development Projects.
Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that its current cash and cash equivalents balances and cash generated from operations, as well as the net proceeds of the Term Loan Facility, the Kien Huat Montreign Loan and the $35 million required to be deposited into the lender-controlled account created under the Term Loan Facility, which are discussed below, will be sufficient to meet working capital requirements and the expected costs of the Development Projects for at least the next 12 months. Additionally, following the opening of the Casino Project to the public, which is expected to occur in March 2018, the Revolving Credit Facility will be available for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties, subject to our ability to meet the conditions therein. Whether these resources are adequate to meet the Company’s liquidity needs beyond that period, including with respect to the costs of the Entertainment Village Project and the Golf Course Project, will depend on the Company’s growth and operating results and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital. Pursuant to the Term Loan Facility, Montreign Operating is required to deposit $35 million into the lender-controlled account holding the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan, which amount will be used towards the Entertainment Village Project. Of the $35 million, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The Company must fund the $35 million in the form of a further equity contribution to Montreign Operating. The Company expects to raise additional debt or equity capital by the dates on which the deposits must be made. Additionally, the Company expects to raise furniture, fixtures and equipment ("FF&E") financing of up to $40 million to complete the Development Projects. To raise additional capital necessary for the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company, we may seek to enter into strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat to backstop the Follow-on Rights Offering (as defined and discussed below) in the amount of $35 million, which is discussed below. The sale of additional equity could result in additional dilution to the Company’s existing stockholders and financing arrangements may not be available to us, or may not be available in necessary amounts or on acceptable terms.

As of March 31, 2017, we had total current assets of approximately $13.6 million and total current liabilities of approximately $57.3 million, which includes approximately $45.7 million in accrued Development Projects costs. As of March 31, 2017, our total assets included approximately $393.4 million of remaining net proceeds from the Term Loan Facility, which will be used to pay the accrued Development Projects costs included in our current liabilities. The net proceeds from the Term Loan Facility, which will be used for Development Projects costs, are presented on the balance sheet as a non-current asset.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $6.4 million for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2017 was primarily related to the development expenses in the amount of $4.3 million that could not be capitalized. Amortization of debt issuance costs was $1.3 million and interest expense was $4.3 million for the three-month period ended March 31, 2017. Additionally, $52.0 million of the costs incurred for the Development Projects were capitalized for the three months ended March 31, 2017.

The Gaming Facility License became effective on the License Award Effective Date, which was March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign Operating, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date, and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit, upon which Empire's Gaming Facility License was granted, was made in the aggregate amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village. EPR's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the Infrastructure and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond will be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million on July 1, 2017; and (iii) approximately $30.1 million on January 15, 2018, unless the surety has been discharged and released from all liability under the bond and the surety has determined that all obligations to the surety under an indemnity agreement have been fully paid, performed and satisfied.

To support the Company's financing needs for the Casino Project and, subsequently, the Entertainment Village Project and the Golf Course Project, Kien Huat entered into a series of commitment letters with the Company, which was last amended on September 22, 2015 (as amended, the "Kien Huat Commitment Letter"). Pursuant to the Kien Huat Commitment Letter, Kien Huat committed to an equity investment in the Company in the aggregate amount of $375 million in support of the Development Projects, the redemption of the Series E Preferred Stock and for working capital purposes. Kien Huat has invested an aggregate of $340 million of such commitment pursuant to the January 2015 Standby Purchase Agreement and the January 2016 Standby Purchase Agreement, each of which is described below. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering").

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

On January 4, 2016, the Company commenced the January 2016 Rights Offering of transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 4, 2016. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into the January 2016 Standby Purchase Agreement. Pursuant to the January 2016 Standby Purchase Agreement, Kien Huat agreed to exercise (i) its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering, which we refer to as the standby purchase, upon the same terms as other holders in an aggregate amount not to exceed $290 million. The January 2016 Rights Offering closed on February 17, 2016 and the Company received net proceeds of approximately $286.0 million, which were used to pay the expenses of the Development Projects, to redeem the Series E Preferred Stock and for the working capital purposes of the Company. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $1,450,000 and reimbursed Kien Huat for its expenses in the amount of $50,000.

Upon consummation of the January 2016 Rights Offering, the 2010 Kien Huat Note in the original principal amount of $35 million, of which $17.4 million was outstanding as of December 31, 2015, which was issued by the Company to Kien Huat pursuant to the 2010 Kien Huat Loan Agreement, was converted into 1,332,058 shares of our common stock pursuant to the terms of the Note Conversion. The Note Conversion, along with the payment of interest due, satisfied the 2010 Kien Huat Note in full.

To further fund the Development Projects, on January 24, 2017, Montreign Operating entered into the Term Loan Agreement and Montreign Holding entered into the Kien Huat Montreign Loan Agreement. In connection with the consummation of the Term Loan Agreement, on the Loan Closing Date, the Kien Huat Construction Loan Agreement dated October 13, 2016, by and between Kien Huat and Montreign Operating expired on its terms without being utilized by Montreign Operating. Montreign Operating and Kien Huat had entered into the Kien Huat Construction Loan Agreement to provide Montreign Operating with short-term access to up to $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized.

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

As a condition to the Term Loan Facility, the net proceeds of the Term B Loan, all of which was funded on the Loan Closing Date, and the Kien Huat Montreign Loan, were deposited into certain accounts controlled by the lenders under the Term Loan Facility. Any drawings on the Term A Loan, which may be made only after all of the proceeds of the Term B Loan have been deployed in the construction of the Development Projects or the operations of the Project Parties, will also be deposited into the same lender-controlled accounts. The Company has a further obligation to fund these lender-controlled accounts with $35 million in support of the Entertainment Village Project. Of this amount, $15 million is required to be deposited by June 30, 2017 and the remaining $20 million is required to be deposited by December 31, 2017. The Company expects to raise additional debt or equity capital by the dates on which the deposits must be made. In order to access the funds (including the net proceeds of the Term Loan Facility and the Kien Huat Montreign Loan) held in these lender-controlled accounts, Montreign Operating must satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects. Moreover, at the time of each borrowing under the Term Loan Facility, Montreign Operating must confirm that the representations and warranties made in the Term Loan Agreement have not been breached and that it is otherwise compliant with the terms of the Term Loan Agreement. In connection with the Term Loan Facility, the Company incurred $778,000 of financing fees as of December 31, 2016. These fees have been capitalized and were included in other assets at December 31, 2016 and will be amortized on a straight-line basis over the life of the Term Loan Facility.

The Term Loan Agreement, the Kien Huat Montreign Loan Agreement and the Revolving Credit Agreement contain representations and warranties and affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Holding and the Project Parties to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions. In addition, in order to be able to draw on the $70 million Term A Loan, Montreign Operating must meet the conditions to borrowing under the Term A Loan at the time of such draw down. Pursuant to the loan agreements, the Project Parties may not incur additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. The Project Parties and Montreign Holding may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness or enter into advisory, management or consulting agreements with an affiliate of any Project Party other than payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants. In the fiscal quarter following the full opening of the Casino Project, as such term is defined in the Term Loan Agreement, Montreign Operating will also be subject to financial covenants relating to interest coverage ratio, lien leverage ratio and consolidated capital expenditures. Under the Kien Huat Montreign Loan Agreement, until the Kien Huat Montreign Loan is repaid in full, Montreign Holding is also restricted from making distributions to Empire except for purposes of (i) paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) making payments pursuant to a tax sharing agreement. Montreign Operating will have mandatory prepayment obligations under the Term Loan Agreement based on Excess Cash Flow, as defined in the Term Loan Agreement, after the Full Opening Date. In addition, following the discharge of the Term Loan Facility in full, Montreign Operating will have mandatory prepayment obligations under the Revolving Credit Facility based on excess cash flow, as defined in the Revolving Credit Agreement.

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

We may also seek to enter into other strategic agreements, joint ventures or similar agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of April 30, 2017, we had up to approximately $333.0 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures at Empire’s existing facility, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Net cash used in operating activities was approximately $4.7 million and $12.2 million during the three months ended March 31, 2017 and 2016, respectively. We continue to have net losses and negative cash flow from operating activities, due to the expenses we are incurring related to the Development Projects. We incurred $4.3 million and $3.1 million of Development Projects costs during the three months ended March 31, 2017 and 2016, respectively, which amounts could not be capitalized. Operating activity for the three months ending March 31, 2016 was significantly affected by accrued Casino Project development expenses as of December 31, 2015, which were incurred prior to receiving the Gaming Facility License. Cash flows for the three-month 2017 period included a $2.4 million increase in accrued expenses. Our operating cash flows for the three months ended March 31, 2017 were negatively impacted by severe weather during the first quarter that caused a reduction in revenues. The decrease in cash flow in the 2017 period was partially due to an increase of $1.3 million in amortization of debt issuance costs and a $727,000 increase in non-cash interest expense.

Net cash used in investing activities was approximately $416.4 million and $236.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase over 2016 is primarily due to a $367.0 million change in cash restricted for the Development Projects and $48.3 million of capitalized Development Projects costs. Our total assets include approximately $393.4 million of remaining net proceeds available from the Term Loan Facility, which are presented on the Condensed Consolidated Balance Sheet as a non-current asset. The proceeds of the Term Loan Facility may be used solely to pay for the expenses relating to the Development Projects. For the three months ending March 31, 2016, we incurred approximately $15.0 million for a cash collateral bond, $51.0 million for a license fee payment for the Casino Project and $15.3 million for development projects.

Net cash provided by financing activities was approximately $418.0 million and $255.2 million for the three months ended March 31, 2017 and 2016, respectively. Approximately $415.0 million was received from the proceeds of the Term Loan Facility in January 2017, and an additional $32.0 million was borrowed from Kien Huat. These amounts were reduced by $28.8 million of debt issuance costs and Interest Rate Cap fees. During the 2016 period, $286.0 million was received from the January 2016 Rights Offering, which was net of approximately $4.0 million of expenses and $30.7 million was used to redeem the Series E Preferred Stock.

Our common stock is transferable subject to the provisions of Section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold directly or indirectly, a racetrack license issued by the NYSGC, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

The table below lists the payment commitments of the Company as of March 31, 2017. It has been updated from the disclosure in the Company's Form 10-K for the year ended December 31, 2016 to reflect the borrowings incurred on January 24, 2017 to finance the Development Projects.

			Payments due by period
			(in thousands)

Period ending March 31,	Casino Lease	Golf Course Lease	Entertainment Village Lease	Kien Huat Montreign Loan (1)	Term B Loan (2)	Total Payments

2018	$12,000	$0	$0	$0	$0	$12,000
2019	9,375	12	88	—	4,150	13,625
2020	7,500	150	150	—	4,150	11,950
2021	7,500	150	150	—	4,150	11,950
2022	8,375	150	150	—	4,150	12,825
2023 to 2056	352,374	7,788	7,787	76,250	398,400	842,599
Total	$397,124	$8,250	$8,325	$76,250	$415,000	$904,949

(1) The Kien Huat Montreign Loan includes accrued cumulative compounded interest and matures on February 24, 2024.
(2) The Term B Loan is a variable rate instrument; accordingly the payments reflected above include principal amounts only.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We do not hold any market risk sensitive investments. The interest rate on the Term B Loan entered into on January 24, 2017, contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provides a limit on our exposure to increases in one-month LIBOR on the entire $415 million balance from May 1, 2017 through February 28, 2018. Accordingly, a one-point increase in LIBOR would increase interest incurred (prior to interest capitalization) by approximately $1.8 million, for the next 12 month period. The Kien Huat Montreign Loan has a fixed interest rate; accordingly, it does not subject us to interest rate risk.

Item 4.	Controls and Procedures.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has determined, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2016, which should be read in conjunction with this report.

These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
 None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	License Agreement Between Montreign Operating Company, LLC and RW Services Pte Ltd, dated as of March 31, 2017*
10.2
Employment Agreement between Empire Resorts, Inc. and Ryan Eller, dated as of March 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 2017)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been redacted pursuant to a request for confidential treatment under 17 C.F.R. Section 240.24b-2.

101	Interactive Data File (XBRL).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.

Dated: May 4, 2017	/s/ Joseph A. D’Amato
Joseph A. D’Amato
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: May 4, 2017	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President - Chief Financial Officer