Form 10-Q
period 2017-06-30
EMPIRE RESORTS INC
filed 2017-08-01
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

As of July 31, 2017, there were 31,176,869 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,449	$11,012
Restricted cash	923	1,078
Accounts receivable, net	898	921
Prepaid expenses and other current assets	3,296	4,335
Total current assets	11,566	17,346
Property and equipment, net	27,386	26,415
Capitalized Development Projects costs	339,692	202,438
Cash for Development Projects	327,477	26,384
Intangible asset	51,000	51,000
Cash collateral for deposit bond	35,000	15,000
Other assets	284	1,175
Total assets	$792,405	$339,758
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,210	$2,268
Accrued Development Projects costs	61,940	41,933
Accrued expenses and other current liabilities	5,533	7,347
Total current liabilities	70,683	51,548
Long-term loan, related party, net of debt issuance costs	33,758	—
Term B Loan, net of debt issuance costs	421,501	—
Other long-term liabilities	9,062	8,644
Total liabilities	535,004	60,192
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,177 and 31,156 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	312	312
Additional paid-in capital	535,469	533,813
Accumulated other comprehensive loss	(390)	—
Accumulated deficit	(277,990)	(254,559)
Total stockholders’ equity	257,401	279,566
Total liabilities and stockholders’ equity	$792,405	$339,758
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Gaming	$16,230	$15,362	$29,123	$29,884
Food, beverage, racing and other	2,057	2,698	4,285	5,449
Gross revenues	18,287	18,060	33,408	35,333
Less: Promotional allowances	(1,101)	(655)	(1,453)	(1,722)
Net revenues	17,186	17,405	31,955	33,611
Operating costs and expenses:
Gaming	11,824	11,292	21,684	22,094
Food, beverage, racing and other	2,251	2,504	4,619	5,102
Selling, general and administrative	4,267	6,502	7,956	10,099
Development Projects costs	4,416	3,157	8,685	6,223
Stock-based compensation	869	662	1,472	1,232
Depreciation	389	335	725	671
Total operating costs and expenses	24,016	24,452	45,141	45,421
Loss from operations	(6,830)	(7,047)	(13,186)	(11,810)
Amortization of debt issuance costs	(1,304)	—	(2,578)	(2)
Interest expense	(4,860)	(2)	(9,135)	(413)
Interest income	1,078	4	1,532	4
Net loss	(11,916)	(7,045)	(23,367)	(12,221)
Dividends on preferred stock	(32)	(42)	(64)	(84)
Net loss applicable to common stockholders	$(11,948)	$(7,087)	$(23,431)	$(12,305)

Weighted average common shares outstanding:
Basic	31,029	31,031	31,031	25,499
Diluted	31,029	31,031	31,031	25,499
Loss per common share:
Basic	$(0.39)	$(0.23)	$(0.76)	$(0.48)
Diluted	$(0.39)	$(0.23)	$(0.76)	$(0.48)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(11,916)	$(7,045)	$(23,367)	$(12,221)
Other comprehensive loss:
Unrealized loss on Interest Rate Cap	(299)	—	(390)	—
Comprehensive loss	$(12,215)	$(7,045)	$(23,757)	$(12,221)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(23,367)	$(12,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	725	671
Amortization of debt issuance costs	2,578	2
Non-cash interest expense	1,739	231
Loss on disposal of property and equipment	39	—
Stock-based compensation	1,472	1,232
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	125	303
Accounts receivable	23	398
Prepaid expenses and other current assets	1,039	280
Accounts payable	942	1,288
Accrued expenses and other current liabilities	(948)	(7,507)
Net cash used in operating activities	(15,633)	(15,323)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,734)	(241)
Capitalized Development Projects costs	(117,247)	(56,619)
Cash collateral for deposit bond	(20,000)	(15,000)
License fee payment for the casino project	—	(51,000)
Net change in cash for Development Projects	(301,093)	(111,560)
Restricted cash—racing capital improvement	30	13
Other	9	—
Net cash used in investing activities	(440,035)	(234,407)
Cash flows provided by (used in) financing activities:
Proceeds from Term B Loan	450,000	—
Proceeds from long-term loan, related party	32,000	—
Payment of debt issuance costs and Interest Rate Cap fees	(30,556)	—
Proceeds from January 2016 Rights Offering, net of expenses	—	286,003
Series B Preferred Stock dividend payment	(64)	(199)
Series E Preferred Stock and dividend redemption	—	(30,711)
Other payments	(275)	—
Net cash provided by financing activities	451,105	255,093
Net (decrease) / increase in cash and cash equivalents	(4,563)	5,363
Cash and cash equivalents, beginning of period	11,012	6,412
Cash and cash equivalents, end of period	$6,449	$11,775
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,145	$231
Non-cash investing and financing activities:
Accrued Development Projects costs	$61,940	$37,884
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

Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign Operating") holds a gaming license (a "Gaming Facility License") to develop and operate a resort casino, Resorts World Catskills (the "Casino Project"), which will be located at the site of a four-season destination resort (the "Destination Resort") to be located in the Town of Thompson in Sullivan County, New York. In addition to the Casino Project, Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and, together with Montreign Operating and ERREI, the "Project Parties"), each of which are indirect, wholly-owned subsidiaries of Empire, are developing an entertainment village (the "Entertainment Village Project") and a golf course (the "Golf Course Project" and, together with the Casino Project and the Entertainment Village Project, the "Development Projects"), respectively, at the site of the Destination Resort.

Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we currently own and operate Monticello Casino and Raceway, a video gaming machine ("VGM") and harness horseracing facility located in Monticello, New York. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

The condensed consolidated financial statements and notes as of June 30, 2017 and December 31, 2016 and for the three- and six-month periods ended June 30, 2017 and June 30, 2016 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods, and therefore do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our financial statements require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities. Actual amounts could differ from those estimates. These condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the Company’s opinion, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for our interim periods may not be necessarily indicative of the results of operations that may be achieved for the entire year.

Liquidity and Capital Resources
The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that it will have sufficient resources to meet the working capital requirements of the Company and the expected costs of the Development Projects for at least the next 12 months. This assessment is based on the Company’s current cash and cash equivalents, cash generated from operations, as well as the net proceeds of the debt financings the Company has consummated in fiscal 2017 and the additional financings the Company anticipates consummating during the next six months. As of June 30, 2017, the Company’s total assets included approximately $327.5 million of remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan (each as defined below), which have been deposited into a lender-controlled account and will be used to pay the Development Project costs. The Term Loan Agreement (as defined below) requires the Company to deposit by December 31, 2017 approximately $9.9 million in the same lender-controlled account, which amount will also be used to pay the Development Project costs. Additionally, the Company may seek furniture, fixtures and equipment ("FF&E") financing to furnish the Development Projects. Following the opening of the Casino Project to the public, which is expected to occur in March 2018, the Revolving Credit Facility (defined below) will be available, subject to our ability to meet the conditions contained therein, for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties. Whether these resources are adequate to meet the Company’s liquidity needs beyond that 12-month period will depend on the Company’s growth and operating results and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital.

Pursuant to the Term Loan Facility, Montreign Operating is required to deposit approximately $9.9 million by December 31, 2017 into the lender-controlled account that holds the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan. The Company must fund this deposit in the form of a further equity contribution to Montreign Operating. Additionally, the Company is permitted to raise up to $40 million of FF&E financing to complete the Development Projects pursuant to the Term Loan Agreement. Consequently, the Company may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company. Such arrangements may take the form of loans, strategic agreements, joint ventures or other agreements. Alternatively, the Company may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, to backstop a rights offering of Empire in the amount of $35 million. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms.

As of June 30, 2017, we had total current assets of approximately $11.6 million and total current liabilities of approximately $70.7 million, which includes approximately $61.9 million in accrued Development Projects costs. The net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan, which are being used to pay the costs of the Development Projects, including the accrued Development Projects costs, are presented on the Condensed Consolidated Balance Sheet as Cash for Development Projects.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $13.2 million for the six months ended June 30, 2017. The net loss for the six months ended June 30, 2017 was inclusive of Development Projects costs in the amount of $8.7 million that could not be capitalized. Amortization of debt issuance costs was $2.6 million and interest expense was $9.1 million for the six-month period ended June 30, 2017. Additionally, $137.3 million of the costs incurred for the Development Projects were capitalized for the six months ended June 30, 2017.

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

The retail value amounts included in promotional allowances for the three- and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Food and beverage	$175	$383	$340	$744
Non-subsidized free play	846	124	970	712
Players club awards	80	148	143	266
Total retail value of promotional allowances	$1,101	$655	$1,453	$1,722

The estimated cost of providing complimentary food, beverage and other items for the three- and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Food and beverage	$324	$492	$669	$1,022
Non-subsidized free play	499	73	572	420
Players club awards	80	148	143	267
Total cost of promotional allowances	$903	$713	$1,384	$1,709

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 as of June 30, 2017 and December 31, 2016.

Other long-term liabilities
The difference between our cash payments made and straight-line rent expense on our leases of $8.2 million and $8.0 million at June 30, 2017 and December 31, 2016, respectively, is included in other long-term liabilities.

Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to holders of common stock by the weighted-average common stock outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three- and six-month periods ended June 30, 2017 and 2016 were the same.

The following table shows the approximate number of common stock equivalents outstanding at June 30, 2017 and 2016 that could potentially dilute earnings per share in the future, but were not included in the calculation of average common shares outstanding for the three- and six-month periods ended June 30, 2017 and 2016, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	June 30, 2017	June 30, 2016
Options	19,000	40,000
Warrants	133,000	133,000
Option Matching Rights	6,000	22,000
Unvested Restricted Stock	148,000	201,000
Unvested Restricted Stock Units	55,000	—
Total	361,000	396,000

Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International, pursuant to which the Company has effectively limited its exposure to increases in interest rates on its Term B Loan (as defined below)balance from May 1, 2017 through February 28, 2018 and then for a portion of its Term B Loan balance through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap will be amortized over its term as interest expense. The fair value of the Interest Rate Cap was $284,000 at June 30, 2017 and is presented at fair value as "Other assets" on the Condensed Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss
As of June 30, 2017, accumulated other comprehensive loss of $390,000 consisted solely of the fair value adjustment relating to the Interest Rate Cap.

Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, Interest Rate Cap, current liabilities and long-term loans. Current assets and current liabilities approximate fair value due to their short-term nature.

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

At June 30, 2017, the estimated fair value of the Company's outstanding Term B Loan (as defined below) was approximately $449.7 million and the carrying value was approximately $450.0 million. The fair value of the Kien Huat

Montreign Loan (as defined below) has not been estimated due to its related party nature and lack of comparable market information.

Stock-based compensation
The cost of all stock-based awards to employees, officers, directors and consultants, including grants of employee stock options, restricted stock and restricted stock units is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards would be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock and restricted stock unit awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of June 30, 2017, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.

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

The Company is currently assessing the impact that the adoption of the recently issued ASUs related to revenue recognition will have on its consolidated financial statements and footnote disclosures, but anticipates adopting this accounting standard during the first quarter of 2018 with a cumulative-effect adjustment as of the date of adoption. However, the Company has identified a few significant impacts. Under the new guidance, the Company expects it will no longer be permitted to recognize revenues for goods and services provided to customers for free, as an inducement to gamble, as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues. The Company expects the majority of such amounts will offset gaming revenues. In addition, accounting for complimentaries and loyalty points granted under the Company’s customer loyalty program may also change. Under the new guidance, complimentaries and loyalty points earned by customers through past revenue transactions will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage). When customers redeem such benefits and the performance obligation is fulfilled by the Company, revenue will be recognized in the department that provides the goods or services (e.g., hotel, food and beverage, or entertainment). In addition, given that customer rewards is an aspirational loyalty program with multiple customer tiers, which provide certain benefits to tier members, the Company will need to assess if such benefits are deemed to be separate performance obligations under the new guidance.

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

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which provides guidance for accounting for stock-based compensation for employees. Under ASU 2016-09, several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017 and there has been no material impact from the implementation of this guidance.

Note C. Prepaid Expenses and Other Assets

MRMI has participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year. Beginning in 2014, the amount of the tax credit received is reduced by 20% each year until the tax credit ends for the Company at December 31, 2017. For the year ending December 31, 2017, the Company will receive a 20% refund for real estate taxes paid. The amounts of the expected real estate tax credits are included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, and were approximately $609,000 and $1.3 million, respectively. Beginning in fiscal 2018, the Company will no longer receive a refund on any portion of real estate taxes paid by MRMI.

Prepaid expenses and other current assets, as presented on the Condensed Consolidated Balance Sheet, are comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)

Empire Zones real estate tax credit	$609	$1,325
Prepaid real estate taxes	499	558
Prepaid insurance	570	919
Inventory	198	177
Prepaid gaming expenses	161	61
Development escrow and security refundable deposit	627	623
Prepaid other	632	672
Total prepaid expenses and other current assets	$3,296	$4,335

Note D. Property and Equipment
Property and Equipment
Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$770	$770
Land improvements	1,759	1,758
Buildings	4,727	4,727
Building improvements	29,807	28,088
Vehicles	321	307
Furniture, fixtures and equipment	5,073	4,278
Construction in Progress	60	919
	42,517	40,847
Less—Accumulated depreciation	(15,131)	(14,432)
	$27,386	$26,415
Depreciation expense was approximately $389,000 and $335,000 for the three-month periods ended June 30, 2017 and 2016, respectively, and approximately $725,000 and $671,000 for the six-month periods ended June 30, 2017 and 2016, respectively.
The VGMs in the Monticello Casino and Raceway are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs, Cash Collateral for Deposit Bond and Cash for Development Projects

Development Projects Costs
At June 30, 2017 and December 31, 2016, total capitalized Development Projects costs incurred were approximately $339.7 million and $202.4 million, respectively. Total capitalized Development Projects costs consist of construction costs, site development, contractor insurance, general conditions, construction manager fees, and professional fees such as architectural, legal and accounting fees, and are reflected on the Condensed Consolidated Balance Sheet as capitalized Development Projects costs. Interest expense totaling $9.9 million was capitalized during the six-month period ended June 30, 2017.

During the six-month period ended June 30, 2017, total Development Projects costs incurred were approximately $145.9 million, of which $137.3 million was capitalized and $8.7 million was expensed. Development Projects costs consisted of $5.3 million of land lease costs, $1.3 million of salary and related benefits, $866,000 of bank charges, $321,000 of real estate taxes, $286,000 of insurance expenses, $176,000 of marketing expenses, $137,000 of consulting and professional service fees, and an additional $298,000 of pre-opening expenses.

During the six-month period ended June 30, 2016, total Development Projects costs incurred were approximately $100.7 million, of which $94.5 million was capitalized and $6.2 million was expensed. Development Projects costs consisted of $5.2 million of land lease costs, $208,000 of consulting and professional service fees, $273,000 of real estate taxes, $197,000 of insurance expenses, and an additional $373,000 of pre-opening expenses.

Cash Collateral for Deposit Bond
In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. These funds will be returned to the Company upon confirmation that 85% of the Company's proposed Minimum Capital Investment (as defined below) has been expended.

Cash for Development Projects
At June 30, 2017, the $327.5 million of Cash for Development Projects represented the remaining funds from the Term Loan Facility and the Kien Huat Montreign Loan to be utilized for the Development Projects. At December 31, 2016, the $26.4 million of Cash for Development Projects on the Condensed Consolidated Balance Sheet represented the remaining funds from the January 2016 Rights Offering (defined below) to be utilized for the Development Projects.

Note F. Accrued Development Projects Costs, Accrued Expenses and Other Current Liabilities

Accrued Development Projects costs at June 30, 2017 and December 31, 2016 were $61.9 million and $41.9 million, respectively, and were primarily comprised of amounts due to the Casino Project's construction manager, as well as amounts due to the architect and other vendors for costs incurred for the Development Projects. The remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan will be used to pay the accrued Development Projects costs.

Accrued expenses and other current liabilities, as presented on the Condensed Consolidated Balance Sheet, are comprised of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Liability for horse racing purses	$1,075	$1,139
Accrued payroll	1,386	1,897
Accrued redeemable points	188	167
Liability to NYSGC	618	360
Liability for local progressive jackpot	1,016	907
Accrued settlement liability	—	758
Accrued professional fees	496	308
Federal tax withholding payable	—	78
Accrued other	754	1,733
Total accrued expenses and other current liabilities	$5,533	$7,347

Note G. Term Loan Agreement and Revolving Credit Agreement

Term Loan Agreement
On January 24, 2017 (the "Original Loan Closing Date"), Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017 (the "Term Loan Amendment Date"), the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the "Amended Term Loan Agreement" and, together with the Original Term Loan Agreement, the "Term Loan Agreement"). The Amended Term Loan Agreement increased the aggregate principal amount of the Term B Loan (as defined below) issued under the Original Term Loan Agreement on substantially the same terms and conditions as the Original Term Loan Agreement, which terms are discussed below. In the aggregate, the Term Loan Agreement provides Montreign Operating Company with loans in a principal amount of $520 million (the "Term Loan Facility"). All of the borrowings under the Term Loan Agreement will be used to fund the costs of the Development Projects.

Pursuant to the Original Term Loan Agreement, the Term Loan Facility consisted of $70 million of Term A loans ( the “Term A Loan”) and $415 million of Term B loans (the “Term B Loan”). The Term B Loan was priced at 98.12% of the principal amount and the proceeds were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The proceeds from the Term Loan Facility (including proceeds of the Term A Loan, which will be deposited into the lender-controlled accounts upon borrowing) will be made available to Montreign Operating, subject to Montreign Operating satisfying the disbursement conditions set forth in the Term Loan Agreement and related loan documents, to pay debt service and costs relating to the development and construction of the Development Projects.

The Term A Loan may be borrowed during the period from the Original Loan Closing Date to July 24, 2018, subject to meeting the conditions set forth in the Term Loan Agreement at the time of the borrowing. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest will accrue on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest will accrue on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. In addition, Montreign Operating will pay a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 2.5% per annum for the period commencing on the Original Loan Closing Date through March 24, 2018 and 5.0% per annum thereafter.

In the event that the Term B Loan is prepaid or repaid in whole or in part for any reason other than as a result of scheduled amortization and certain other exceptions, Montreign Operating is required to pay prepayment premiums based on a make-whole if the prepayment occurs from the Original Loan Closing Date to (but excluding) the 30th-month anniversary following the Original Loan Closing Date (the “30th Month”), and a 2% and 1% premium if the prepayment occurs from the 30th Month to (but excluding) the 42nd-month anniversary of the Original Loan Closing Date (the “42nd Month”) and from the 42nd Month to (but excluding) the 54th-month anniversary of the Original Loan Closing Date, respectively.

Pursuant to the Amended Term Loan Agreement, the aggregate principal amount of the Term B Loan increased by $35 million from $415 million to $450 million. This additional amount was borrowed in full on the Term Loan Amendment Date and the proceeds were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The additional $35 million principal amount of the Term B Loan was priced at 99.75% of the principal amount and was issued under substantially the same terms and conditions as the Original Term Loan Agreement except the requirement to contribute additional equity to Montreign Operating was reduced. Pursuant to the Original Term Loan Agreement, Montreign Operating was required to deposit $35 million into the lender-controlled account that holds the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan. The Company was required to fund the $35 million in the form of a further equity contribution to Montreign Operating, which would then be deposited into the lender-controlled account. Of the $35 million, $15 million was required to be deposited by June 30, 2017 and the remaining $20 million was required to be deposited by December 31, 2017. Pursuant to the Amended Term Loan Agreement, the requirement to contribute additional equity to Montreign Operating was reduced to approximately $9.9 million, which reduction takes into account approximately $600,000 of equity contributions made to the Project Parties, including Montreign Operating, since the Original Loan Closing Date. The additional equity of approximately $9.9 million must be contributed to Montreign Operating on or before December 31, 2017.

As of June 30, 2017, $450 million was outstanding under the Term B Loan and there were no borrowings outstanding under the Term A Loan. No principal repayments are due prior to the projected Casino Project opening date (which is expected to be March 1, 2018). Thereafter, principal payments are due at the end of each calendar quarter. Based on the expected Casino Project opening date, the first loan repayment is due June 30, 2018. The following table lists the annual principal repayments due under the Term B Loan:

Year ending December 31,	(in thousands)
2017	$1,125
2018	4,500
2019	4,500
2020	4,500
2021	4,500
2022 to 2023	430,875

Revolving Credit Agreement
On the Original Loan Closing Date, Montreign Operating also entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of the Casino Project to the public. Concurrently with the Term Loan Amendment, Montreign Operating amended the Revolving Credit Agreement to, among other things, permit Montreign Operating to increase the aggregate principal amount of the Term B Loan under the Term Loan Amendment. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

Collateral and Other Provisions
The Term Loan Facility and the Revolving Credit Facility are each guaranteed by ERREI and ERREII (ERREII together with ERREI, the "Montreign Subsidiaries"), both indirect, wholly-owned subsidiaries of Montreign Operating, and are secured by security interests in substantially all the real and personal property of Montreign Operating and the Montreign Subsidiaries and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company, LLC

("Montreign Holding"), a wholly-owned subsidiary of Empire. In addition, Empire delivered a completion guaranty in connection with the Term Loan Facility guaranteeing the completion of the construction of the Casino Project and the Entertainment Village Project. Empire’s liability under the completion guaranty (excluding lender’s enforcement costs) is capped at $30 million.

The Term Loan Agreement and the Revolving Credit Agreement contain representations and warranties, affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Operating and the Montreign Subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions.

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

Note H. Long-Term Loan, Related Party

Conversion of Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "2010 Kien Huat Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat") pursuant to which Empire issued a convertible promissory note (the "2010 Kien Huat Note") in the original principal amount of $35.0 million, of which $17.4 million was outstanding as of December 31, 2015. On February 17, 2016, upon consummation of the January 2016 Rights Offering (defined below), the 2010 Kien Huat Note was converted into 1,332,058 shares of common stock in accordance with the terms of the 2010 Kien Huat Loan Agreement.

Kien Huat Construction Loan Agreement
On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the "KH Construction Loan Agreement") pursuant to which Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino Project while the debt financing for the Development Projects was being finalized. The term of the KH Construction Loan Agreement would expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino Project construction contract and (ii) October 13, 2017. On January 24, 2017, in connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, the KH Construction Loan Agreement expired pursuant to its terms without being utilized by Montreign Operating. Montreign Operating paid Kien Huat a commitment fee of $500,000 upon execution of the KH Construction Loan. The commitment fee was capitalized and was included in other assets at December 31, 2016. It was written off on January 24, 2017 upon the issuance of the Kien Huat Montreign Loan Agreement.

Kien Huat Montreign Loan Agreement
On the Original Loan Closing Date, Kien Huat and Montreign Holding entered into a loan agreement (the "Kien Huat Montreign Loan Agreement"), pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"), the net proceeds of which were used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The Kien Huat Montreign Loan will mature on February 24, 2024 (the “Kien Huat Loan Maturity Date”), which date may be extended by Kien Huat in its sole discretion by up to an additional year.
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
On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Parties for approximately $30.7 million pursuant to the terms of the Bryanston Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability was recorded pursuant to the payment terms in place at December 31, 2015, of which $1.5 million was recorded as a current liability and the remainder was recorded as a long-term liability on the December 31, 2015 balance sheet. Interest expense associated with the change in the redemption amount of the liability was $0 and $231,000 for the three- and six-month periods ended June 30, 2016, respectively.
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
January 2015 Rights Offering

On January 5, 2015, the Company commenced a rights offering (the "January 2015 Rights Offering") of non-transferable subscription rights to holders of record of our common stock and Series B Preferred Stock as of January 2, 2015 to purchase up to 1,408,451 shares of our common stock. On January 2, 2015, in connection with the January 2015 Rights Offering, the Company and Kien Huat entered into a standby purchase agreement (the "January 2015 Standby Purchase Agreement"). Pursuant to the January 2015 Standby Purchase Agreement, Kien Huat agreed to exercise in full its basic subscription rights granted in the January 2015 Rights Offering within 10 days of its grant. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2015 Rights Offering in an aggregate amount not to exceed $50 million.

The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock for aggregate gross proceeds of approximately $50 million. This included 10,658 shares issued to holders upon exercise of their basic subscription rights and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the terms of the January 2015 Standby Purchase Agreement.  The net proceeds of the January 2015 Rights Offering were approximately $49.5 million (following the deduction of expenses), which were used to pay the expenses of the Casino Project. Pursuant to the January 2015 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $250,000, which is equal to 0.5% of the maximum amount of the January 2015 Rights Offering and reimbursed Kien Huat for expenses in the amount of $40,000.

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

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds from the January 2016 Rights Offering were approximately $286.0 million following the deduction of expenses, which were used to (i) pay the expenses relating to the construction of the Casino Project, (ii) redeem the outstanding shares of the Series E Preferred Stock in accordance with the terms of the Bryanston Settlement Agreement on March 7, 2016 and (iii) satisfy the working capital needs of the Company. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of approximately $1.5 million, which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for expenses in the amount of $50,000.

Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of shares of common stock issued as payment is based upon the average closing price for the shares of common stock for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At June 30, 2017 and December 31, 2016, there were 44,258 shares of Series B Preferred Stock outstanding.
The Board authorized the cash payment of the Series B Preferred Stock dividends on March 8, 2016. Quarterly dividend payments in the amount of $32,087 were made on April 1, 2016, July 1, 2016, October 3, 2016 and January 3, 2017. Quarterly dividend payments of $32,087 were made on April 3, 2017 and July 3, 2017.
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

Note K. Concentration

As of June 30, 2017, the Company had one debtor, Philadelphia Park, which represented 10.4% of the total net outstanding racing-related accounts receivable. As of December 31, 2016, the Company had one debtor, Hawthorne OTB, which represented 16.9% of the total net outstanding racing-related accounts receivable.

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
Operating Leases
The following table represents the minimum future lease payments under the Company's operating leases at June 30, 2017:

Payments due by Period

Year ending December 31,	Total Lease Payments
(in thousands)
2017	$6,000
2018	10,550
2019	7,775
2020	7,800
2021	8,300
2022 to 2056	370,274
Total	$410,699

The details of lease commitments are described below.

Casino Lease
On December 28, 2015 , Montreign Operating entered into a lease (the "Casino Lease") with EPT Concord II, LLC ("EPT"), a wholly-owned subsidiary of EPR Properties, (an entity unrelated to the Company), for the lease of the parcel on which the Casino Project is being built (the "Casino Parcel"). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease will be automatically terminated effective as of the applicable Option Date.

The following table represents the future fixed rent payments under the Casino Lease at June 30, 2017:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$6,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 (3)	8,000
2022 to 2056 (3)	354,624

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

The Golf Course Lease is a net lease and ERREI is obligated to pay the rent payable under the Golf Course Lease and other costs related to ERREI's use and operation of the Golf Course Parcel, including the special district tax assessments allocated to the Golf Course Parcel, not to exceed the capped dollar amount applicable to the Golf Course Parcel. This obligation will not be assessed against ERREI prior to 60 months following the Golf Course Lease Commencement Date.

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

Under the Purchase Option Agreement, EPR also granted to Montreign a right of first offer (“ROFO”) with respect to the purchase of all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign Operating, then EPR will be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign Operating. The ROFO commenced on the Effective Date and will continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

Note M. Related Party Transactions

Moelis Agreements
     On December 9, 2013, the Company executed a letter agreement, as supplemented by a letter dated May 20, 2015, (together, the "Moelis Engagement Letter") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Casino Project. In the event a financing is consummated, the Moelis Engagement Letter contemplates additional transaction-based fees would be earned by Moelis. The Moelis Engagement Letter automatically terminated on June 9, 2016.

At the close of the January 2016 Rights Offering, Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino Project pursuant to the Moelis Engagement Letter.

On January 24, 2017, in connection with the closing of the Term Loan Facility and the Revolving Credit Facility, Moelis was paid approximately $2.5 million for financial advisory services pursuant to the Moelis Engagement Letter.

On March 7, 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Engagement Letter") pursuant to which Moelis will act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Engagement Letter, Moelis is entitled to an advisory fee of $100,000, which was paid upon execution, and reimbursement of expenses up to $75,000. The Moelis-Montreign Engagement Letter will automatically terminate on December 31, 2017, unless either party terminates earlier.

On May 26, 2017, in connection with the closing of the Amended Term Loan Agreement, Moelis was paid approximately $178,000 for financial advisory services pursuant to the Moelis-Montreign Engagement Letter.

On May 16, 2017, Moelis and the Company entered into a letter agreement reinstating and amending the Moelis Engagement Letter (the "Updated Moelis Engagement Letter"). Pursuant to the Updated Moelis Engagement Letter, Moelis will act as non-exclusive financial advisor to the Company in connection with certain debt and equity financing and corporate transactions the Company may undertake. The Updated Moelis Engagement Letter provides the fees that will be due to Moelis for each transaction in which the Company engages. If the Company engages in a covered transaction at any time within 12 months of the termination of the Updated Moelis Engagement Letter for any reason other than for cause by the Company, the Moelis will be entitled to received a transaction fee according to the schedule provided therein. The Updated Moelis Engagement Letter terminates on December 31, 2017.

Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle recused himself from participating in the discussions of the Moelis Engagement Letter, the Updated Moelis Engagement Letter, the Moelis-Montreign Engagement Letter and the determination of whether to enter into such agreements.

RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS Licensed Marks may be assigned or sublicensed only in certain limited circumstances. However, any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS. The name of the Casino Project is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with on-line gaming in addition to the Permitted Uses.

The initial term of the RWS License Agreement will expire on December 31, 2027, and shall be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino Project, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino

Project opens to the public, Montreign Operating will pay to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino Project, (ii) each specific use of the RWS Licensed Marks in the Entertainment Village or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement.

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

The Destination Resort and the Development Projects
The Destination Resort is located on approximately 1,700 acres (the "EPT Property") in the Town of Thompson in Sullivan County, New York. The Casino Project is part of the initial phase of the Destination Resort, which will also include the Waterpark, the Golf Course Project and the Entertainment Village Project (the Casino Project, the Waterpark, the Golf Course Project and the Entertainment Village Project, collectively the “Initial Projects”). The Company currently expects the construction of the Development Projects will cost approximately $920 million, which includes $744 million of anticipated costs for the Development Projects, $81 million for contingency and interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees.

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

As of July 31, 2017, approximately 98% of the Guaranteed Maximum Price (defined below) under the construction manager agreement with LP Ciminelli for the Casino Project has been contracted. Additionally, approximately 67% of the construction of the Casino Project is complete.

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

The Golf Course Project and the Entertainment Village Project
ERREI and ERREII are responsible for the development and construction of the Golf Course Project and the Entertainment Village Project, respectively. The development of the Entertainment Village Project is expected to be built-out in phases. The Company is currently preparing the design plans for the Entertainment Village Project, which will consist of a non-gaming hotel with 100-200 guest rooms as well as dining, entertainment and retail offerings. The targeted rating for this hotel and its related amenities is in the range of 3-Star and 3-Diamond standards to serve mid-market customers. On December 8, 2016, the Company submitted to the Town of Thompson Planning Board (the "Planning Board") an application for the approval for the site plan for the hotel to be located within the Entertainment Village Project. The Planning Board held a special public hearing to consider the application on March 1, 2017. On May 24, 2017, the Planning Board adopted a resolution granting final site plan approval with conditions for the hotel.

The Company has obtained final site approval from the Planning Board for, and has begun site preparation of, the redesign of the Golf Course Project. The Planning Board extended this site plan approval for six months to December 2017 to allow the Company to coordinate the commencement of construction and to obtain final approval of updates to the wetlands permits from the United States Army Corps of Engineers and the New York State Department of Environmental Conservation, if required.

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

In accordance with the terms of the MDA, the Project Parties will each be responsible for the development and construction of their portion of the Development Projects. On December 28, 2015, Empire entered into a completion guaranty, guaranteeing completion of the development and construction obligations of the Project Parties described in this paragraph.

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

Development Project Parcel Leases and Purchase Option Agreement
On December 28, 2015, the Project Parties entered into the Casino Lease, the Golf Course Lease, the Entertainment Village Lease and the Purchase Option Agreement (see Note L. "Commitments and Contingencies" to the Condensed Consolidated Financial Statements for more information). Option payments made by the Company pursuant to that certain option agreement, originally executed on December 21, 2011 and last amended on June 20, 2014 (the "Original Option Agreement"), which total $8.5 million, were applied against rent amounts due to EPT as rent under the Casino Lease. The Original Option Agreement, which granted the Company the right to lease the Casino Parcel, was superseded by the Casino Lease, Golf Course Lease and the Entertainment Village Lease, which are described above in Note L. to the Condensed Consolidated Financial Statements.

Development Project Branding

RWS License Agreement
On March 31, 2017, Montreign Operating entered into the RWS License Agreement, pursuant to which RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain RWS Licensed Marks in connection with the development, marketing, sales, management and operation of the Development Projects. See Note M. "Related Party Transactions" to the Condensed Consolidated Financial Statements for more information.

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

• an a la carte restaurant with seating capacity for approximately 80 patrons and a two-outlet food court with seating capacity for up to 100 patrons;

• a 1,386-square foot multi-functional space used for events;

• a 1,525-square foot simulcast room located directly adjacent to the gaming floor, with access to a small grandstand;

• a casino bar;

• a new 4,800-square foot sports bar opened on May 22, 2017, with an occupancy of approximately 290 patrons and seating for approximately 190 patrons; and

• an entertainment lounge with seating for approximately 75 patrons.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these estimates during the three- and six-month periods ended June 30, 2017.

Results of Operations - Three Months ended June 30, 2017 Compared to Three Months ended June 30, 2016
The results of operations for the three months ended June 30, 2017 and 2016 (unaudited) are summarized below (dollars in thousands):

	June 30, 2017	June 30, 2016	Variance $	Variance %
Revenues:
Gaming	$16,230	$15,362	$868	6%
Food, beverage, racing and other	2,057	2,698	(641)	(24)%
Gross revenues	18,287	18,060	227	1%
Less: Promotional allowances	(1,101)	(655)	(446)	68%
Net revenues	17,186	17,405	(219)	(1)%
Costs and expenses:
Gaming	11,824	11,292	532	5%
Food, beverage, racing and other	2,251	2,504	(253)	(10)%
Selling, general and administrative	4,267	6,502	(2,235)	(34)%
Development Projects costs	4,416	3,157	1,259	40%
Stock-based compensation	869	662	207	31%
Depreciation	389	335	54	16%
Total costs and expenses	24,016	24,452	(436)	(2)%
Loss from operations	(6,830)	(7,047)	217	(3)%
Amortization of debt issuance costs	(1,304)	—	(1,304)	—%
Interest expense	(4,860)	(2)	(4,858)	N.M.
Interest income	1,078	4	1,074	N.M.
Loss before income taxes	(11,916)	(7,045)	(4,871)	69%
Income tax provision	—	—	—	—%
Net loss	$(11,916)	$(7,045)	$(4,871)	69%
N.M. - not meaningful

Gaming revenue
Gaming revenue increased by approximately $868,000, or 6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $15.4 million to $16.2 million. Non-subsidized free play increased $722,000 during the 2017 three-month period as compared to the 2016 three-month period. Handle decreased $4.9 million, or 2%, for the same period, primarily due to fewer customers as compared to last year. VGM hold percentage increased to 6.8% for the three months ended June 30, 2017 as compared to 6.4% for the same period in 2016, which caused the increase in gaming revenue. The average daily win per unit increased from $152.08 to $160.68 for the same period.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $641,000, or 24%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $2.7 million to $2.1 million. Food and beverage revenue decreased approximately $358,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to reduced sales in the food court and the closure of the buffet in December 2016 (which had generated $405,000 in revenues in the same 2016 period).

Racing revenue decreased by $228,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of OTB's statutory payments this quarter as compared to the same quarter last year. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population, resulting in fewer races and higher operating costs that adversely impact the operating margins of the revenue stream. Other revenue decreased by approximately $55,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to lower ATM revenues, an insurance settlement and a loss on fixed asset disposals.

Promotional allowances
Promotional allowances increased by approximately $446,000, or 68%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $655,000 to $1.1 million. Non-subsidized free play increased $722,000 in the three-month 2017 period as compared to the 2016 period. Coupons and discounts decreased $194,000 from the same period last year, due to lower promotional activity in the 2017 period. In addition, Player club awards decreased approximately $87,000 as compared to last year. Food, beverage and discretionary complimentaries increased $5,000 during the three-month 2017 period as compared to last year.

Gaming costs
Gaming costs increased by approximately $532,000, or 5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $11.3 million to $11.8 million. NYSGC and other commissions increased approximately $517,000 as compared to the same period in the prior year due to higher gaming revenue. Gaming wages and related benefits increased by approximately $19,000 as compared to the same period in the prior year, due to higher compensation expenses. Other gaming expenses decreased by approximately $4,000, due to net decreases in utilities, software costs and repairs and maintenance.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased by approximately $253,000, or 10%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $2.5 million to $2.3 million, primarily due to lower food and beverage cost of goods sold of $146,000, due to lower sales volume. Additionally, purse and racing-related expenses decreased $126,000. Payroll and related benefit costs increased $19,000.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by approximately $2.2 million, or 34%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $6.5 million to $4.3 million. Professional fees decreased $2.5 million as compared to last year, which included the write-off of deferred financing costs of $3.4 million. Outside director fees decreased $152,000 in 2017 as compared to last year. Marketing expenses decreased $94,000 for the 2017 period as compared to the prior year. Payroll and related benefit costs increased by approximately $268,000, primarily due to higher staffing levels. Real estate taxes increased $120,000 due to the phase-out of the Empire Zones tax credit program. State franchise taxes increased by $42,000, due to taxes on increased paid-in capital. Insurance expense increased $52,000, due to higher rates.

Development Projects costs
Development Projects costs increased approximately $1.3 million, or 40%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $3.1 million to $4.4 million. During the three months ending June 30, 2017, payroll and related benefit costs increased $530,000, primarily due to new hires to staff the casino management team. Bank fees increased $515,000, due to fees associated with the line of credit. Marketing expenses increased $75,000, due to efforts to increase branding. Land lease fees increased $42,000, professional fees increased $88,000 and insurance expense increased $52,000 as compared the same period in 2016. Partially offsetting these increases were savings of $28,000 from lower pre-opening expenses and $15,000 in savings from lower real estate tax expenses during the 2017 period.

Amortization of debt issuance costs
Amortization of debt issuance costs increased approximately $1.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $0 to $1.3 million. The increase in amortization expense is due to the financing for the new Term Loan Facility and the Kien Huat Montreign Loan for the construction of the Development Projects.

Interest expense
Interest expense increased approximately $4.9 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, from $2,000 to $4.9 million. The increase in interest expense is primarily due to borrowing under the Term B Loan Facility in 2017, as well as interest accrued for the Kien Huat Montreign Loan.

Interest income
Interest income increased approximately $1.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in interest income is due to interest received on the investment of unused cash for Development Projects.
Results of Operations - Six Months ended June 30, 2017 Compared to Six Months ended June 30, 2016
The results of operations for the six months ended June 30, 2017 and 2016 (unaudited) are summarized below (dollars in thousands):

	June 30, 2017	June 30, 2016	Variance $	Variance %
Revenues:
Gaming	$29,123	$29,884	$(761)	(3)%
Food, beverage, racing and other	4,285	5,449	(1,164)	(21)%
Gross revenues	33,408	35,333	(1,925)	(5)%
Less: Promotional allowances	(1,453)	(1,722)	269	(16)%
Net revenues	31,955	33,611	(1,656)	(5)%
Costs and expenses:
Gaming	21,684	22,094	410	2%
Food, beverage, racing and other	4,619	5,102	483	9%
Selling, general and administrative	7,956	10,099	2,143	21%
Development Projects costs	8,685	6,223	(2,462)	(40)%
Stock-based compensation	1,472	1,232	(240)	(19)%
Depreciation	725	671	(54)	(8)%
Total costs and expenses	45,141	45,421	280	1%
Loss from operations	(13,186)	(11,810)	(1,376)	12%
Amortization of debt issuance costs	(2,578)	(2)	(2,576)	N.M.
Interest expense	(9,135)	(413)	(8,722)	N.M.
Interest income	1,532	4	1,528	N.M.
Loss before income taxes	(23,367)	(12,221)	(11,146)	91%
Income tax provision	—	—	—	—%
Net loss	$(23,367)	$(12,221)	$(11,146)	91%
N.M. - not meaningful

Gaming revenue
Gaming revenue decreased by approximately $761,000, or 3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $29.9 million to $29.1 million. Non-subsidized free play increased $258,000 during the 2017 six-month period as compared to the 2016 six-month period. Handle decreased $22.2 million, or 5%, for the same period, primarily due to poor weather conditions during the first quarter of 2017 as compared to 2016. VGM hold percentage increased slightly to 6.7% for the six months ended June 30, 2017 as compared to 6.6% for the same period in 2016, which partially offset the decrease in handle. Additionally, the average daily win per unit decreased from $147.93 to $144.96 for the same period.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $1.2 million, or 21%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $5.5 million to $4.3 million. Food and beverage revenue decreased approximately $709,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to reduced sales in the food court and the closure of the buffet in December 2016 (which had generated $749,000 in revenues in the same 2016 period).

Racing revenue decreased by $348,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of OTB's statutory payments this quarter as compared to the same quarter last year. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population, resulting in fewer races and higher operating costs that adversely impact the operating margins of the revenue stream. Other revenue decreased by approximately $107,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due to lower ATM revenues, an insurance settlement and a loss on the disposal of fixed assets.

Promotional allowances
Promotional allowances decreased by approximately $269,000, or 16%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $1.7 million to $1.4 million. Coupons and discounts decreased $386,000 from the same period last year, due to lower promotional activity in the 2017 period. In addition, Players club awards decreased approximately $160,000 as compared to last year. Partially offsetting these decreases, non-subsidized free play increased $258,000 in the six-month 2017 period as compared to the 2016 period. Food, beverage and discretionary complimentaries also increased $19,000 in the six-month period.

Gaming costs
Gaming costs decreased by approximately $410,000, or 2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $22.1 million to $21.7 million. NYSGC and other commissions decreased approximately $452,000 as compared to the same period in the prior year due to lower gaming revenue. Gaming wages and related benefits increased by approximately $40,000 as compared to the same period in the prior year, due to higher compensation expenses. Other gaming expenses increased by approximately $2,000, due to net increases in repairs and maintenance, landscaping and software costs.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased by approximately $483,000, or 9%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $5.1 million to $4.6 million, primarily due to lower food and beverage cost of goods sold of $309,000, due to lower sales volume. Additionally, purse and racing-related expenses decreased $137,000, and payroll and related benefit costs decreased $9,000, due to lower sales and staffing. Other costs decreased by $28,000 in 2017 as compared to the 2016 period.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by approximately $2.1 million, or 21%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $10.1 million to $8.0 million. Professional fees decreased $2.7 million as compared to last year, which included the write-off of deferred financing fees of $3.4 million. Outside director fees decreased $292,000 in 2017 as compared to last year. NASDAQ- and SEC-related expenses decreased $66,000 as compared to last year, due to higher expenses in 2016 resulting from the January 2016 Rights offering. Marketing expenses decreased $56,000 for the 2017 period as compared to the prior year. Payroll and related benefit costs increased by approximately $481,000, primarily due to higher staffing levels. Real estate taxes increased $256,000 due to the phase-out of the Empire Zones tax credit program. State franchise taxes increased by $108,000, due to taxes on increased paid-in capital. Insurance expense increased $92,000, due to higher rates. Bank charges increased $25,000 for the 2017 period as compared to the prior year.

Development Projects costs
Development Projects costs increased approximately $2.5 million, or 40%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $6.2 million to $8.7 million. During the six months ended June 30, 2017, payroll and related benefit costs increased $1.2 million, primarily due to new hires to staff the casino management team. Bank fees increased $866,000, due to fees associated with the line of credit. Marketing increased $160,000, due to efforts to increase branding. Land lease fees increased $103,000 and real estate taxes increased $48,000 as compared the same period in 2016. In addition, insurance expense increased $89,000 and pre-opening expenses increased $52,000 over the same period in the prior year. Partially offsetting these increases were savings of $71,000 from lower legal, consultants and other professional services fees incurred during the 2017 period.

Amortization of debt issuance costs
Amortization of debt issuance costs increased approximately $2.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $2,000 to $2.6 million. The increase in amortization expense is due to the financing for the Term Loan Facility and the Kien Huat Montreign Loan.

Interest expense
Interest expense increased approximately $8.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, from $413,000 to $9.1 million. The increase in interest expense is due to borrowing under the Term B Loan Facility, as well as the Kien Huat Montreign Loan.

Interest income
Interest income increased approximately $1.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in interest income is due to interest received on the investment of unused cash for Development Projects.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that it will have sufficient resources to meet the working capital requirements of the Company and the expected costs of the Development Projects for at least the next 12 months. This assessment is based on the Company’s current cash and cash equivalents, cash generated from operations, as well as the net proceeds of the debt financings the Company has consummated in fiscal 2017 and the additional financings the Company anticipates consummating during the next six months. As of June 30, 2017, the Company’s total assets included approximately $327.5 million of remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan (each as defined below), which have been deposited into a lender-controlled account and will be used to pay the Development Project costs. The Term Loan Agreement (as defined below) requires the Company to deposit by December 31, 2017 approximately $9.9 million in the same lender-controlled account, which amount will also be used to pay the Development Project costs.  Additionally, the Company may seek furniture, fixtures and equipment ("FF&E") financing to furnish the Development Projects.  Following the opening of the Casino Project to the public, which is expected to occur in March 2018, the Revolving Credit Facility (defined below) will be available, subject to our ability to meet the conditions contained therein, for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties. Whether these resources are adequate to meet the Company’s liquidity needs beyond that 12-month period will depend on the Company’s growth and operating results and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital.

Pursuant to the Term Loan Facility, Montreign Operating is required to deposit approximately $9.9 million by December 31, 2017 into the lender-controlled account that holds the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan.  The Company must fund this deposit in the form of a further equity contribution to Montreign Operating. Additionally, the Company is permitted to raise up to $40 million of FF&E financing to complete the Development Projects pursuant to the Term Loan Agreement. Consequently, the Company may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company. Such arrangements may take the form of loans, strategic agreements, joint ventures or other agreements. Alternatively, the Company may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, to backstop a rights offering of Empire in the amount of $35 million. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms.

As of June 30, 2017, we had total current assets of approximately $11.6 million and total current liabilities of approximately $70.7 million, which includes approximately $61.9 million in accrued Development Projects costs. The net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan, which are being used to pay the costs of the Development Projects, including the accrued Development Project costs, are presented on the Condensed Consolidated Balance Sheet as Cash for Development Projects.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $13.2 million for the six months ended June 30, 2017. The net loss for the six months ended June 30, 2017 was inclusive of Development Projects costs in the amount of $8.7 million that could not be capitalized. Amortization of debt issuance costs was $2.6 million and interest expense was $9.1 million for the six-month period ended June 30, 2017. Additionally, $137.3 million of the costs incurred for the Development Projects were capitalized for the six months ended June 30, 2017.

The Gaming Facility License became effective on the License Award Effective Date, which was March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign Operating, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date, and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit, upon which Empire's Gaming Facility License was granted, was made in the aggregate amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village. EPR's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the Infrastructure and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond will be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million was paid on June 30, 2017; and (iii) approximately $30.1 million will be paid on January 15, 2018, unless the surety has been discharged and released from all liability under the bond and the surety has determined that all obligations to the surety under an indemnity agreement have been fully paid, performed and satisfied.

To support the Company's financing needs for the Casino Project and, subsequently, the Entertainment Village Project and the Golf Course Project, Kien Huat entered into a commitment letter with the Company, which was last amended on September 22, 2015 (as amended, the "Kien Huat Commitment Letter"). Pursuant to the Kien Huat Commitment Letter, Kien Huat committed to an equity investment in the Company in the aggregate amount of $375 million in support of the Development Projects, the redemption of the Series E Preferred Stock and for working capital purposes. Kien Huat has invested an aggregate of $340 million of such commitment pursuant to the January 2015 Standby Purchase Agreement and the January 2016 Standby Purchase Agreement, each of which are described in Note J in the Notes to the Condensed Consolidated Financial Statements. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the January 2016 Rights Offering, in an amount not to exceed $35 million (the "Follow-On Rights Offering").

On January 24, 2017 (the "Original Loan Closing Date"), to further fund the Development Projects, Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent. On May 26, 2017 (the "Term Loan Amendment Date"), the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the "Amended Term Loan Agreement" and, together with the Original Term Loan Agreement, the "Term Loan Agreement"). The Amended Term Loan Agreement increased the aggregate principal amount of the Term B Loan (as defined below) issued under the Original Term Loan Agreement on substantially the same terms and conditions as the Original Term Loan Agreement, which terms are discussed below. In the aggregate, the Term Loan Agreement provides Montreign Operating Company with loans in the principal amount of $520 million (the "Term Loan Facility"). All of the borrowings under the Term Loan Agreement will be used to fund the costs of the Development Projects.

The Term Loan Agreement provides Montreign Operating with senior secured first lien term loans consisting of $70 million of Term A Loans and $450 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. In connection with the Term Loan Facility, Empire provided a completion guaranty capped at $30 million on the completion of construction of the Casino Project and the Entertainment Village Project.

On January 24, 2017, in addition to the Term Loan Agreement, Montreign Holding entered into a loan agreement with Kien Huat (the "Kien Huat Montreign Loan Agreement"), pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"). The net proceeds of the Kien Huat Montreign Loan were used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement are secured by a pledge of all the membership interests in Montreign Holding.

As a condition to the Term Loan Agreement, the net proceeds from the Term B Loan, all of which was funded on the Loan Closing Date, and the Kien Huat Montreign Loan, were deposited into certain accounts controlled by the lenders under the Term Loan Facility. Any drawings on the Term A Loan, which may be made only after all of the proceeds of the Term B Loan have been deployed in the construction of the Development Projects or the operations of the Project Parties, will also be deposited into the same lender-controlled accounts. The Company had a further obligation to fund these lender-controlled accounts with $35 million in support of the Entertainment Village Project. Pursuant to the Term Loan Amendment, the requirement to contribute additional equity to the Project Parties was reduced from $35 million to approximately $9.9 million. This reduction takes into account approximately $600,000 of equity contributions previously made to the Project Parties since the Original Loan Closing Date.

In order to access the funds (including the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan) held in these lender-controlled accounts, Montreign Operating must satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects. Moreover, at the time of each borrowing under the Term Loan Facility, Montreign Operating must confirm that the representations and warranties made in the Term Loan Agreement have not been breached and that it is otherwise compliant with the terms of the Term Loan Agreement. In connection with the Term Loan Facility, the Company incurred $778,000 of financing fees as of December 31, 2016. These fees have been capitalized and were included in other assets at December 31, 2016 and will be amortized on a straight-line basis over the life of the Term Loan Facility.

On the Original Loan Closing Date, Montreign Operating also entered into a revolving credit agreement (the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of the Casino Project to the public. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

The Term Loan Agreement, the Kien Huat Montreign Loan Agreement and the Revolving Credit Agreement contain representations and warranties and affirmative covenants, negative covenants and financial covenants that are usual and customary. These include representations, warranties and covenants that, among other things, restrict the ability of Montreign Holding and the Project Parties to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, and make dividends or other distributions. In addition, in order to be able to draw on the $70 million Term A Loan, Montreign Operating must meet the conditions to borrowing under the Term A Loan at the time of such draw down. Pursuant to the loan agreements, the Project Parties may not incur additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. The Project Parties and Montreign Holding may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness or enter into advisory, management or consulting agreements with an affiliate of any Project Party other than payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants. In the fiscal quarter following the full opening of the Casino Project, as such term is defined in the Term Loan Agreement, Montreign Operating will also be subject to financial covenants relating to interest coverage ratio, leverage ratio and consolidated capital expenditures. Under the Kien Huat Montreign Loan Agreement, until the Kien Huat Montreign Loan is repaid in full, Montreign Holding is also restricted from making distributions to Empire except for purposes of (i) paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) making payments pursuant to a tax sharing agreement. Montreign Operating will have mandatory prepayment obligations under the Term Loan Agreement based on Excess Cash Flow, after the Full Opening Date, as both terms are defined in the Term Loan Agreement. In addition, following the discharge of the Term Loan Facility in full, Montreign Operating will have mandatory prepayment obligations under the Revolving Credit Facility based on excess cash flow, as defined in the Revolving Credit Agreement.

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

We may also seek to enter into loans, strategic agreements, joint ventures or other agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of July 31, 2017, we had up to approximately $331.6 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures at Empire’s existing facility, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Net cash used in operating activities was approximately $15.6 million and $15.3 million during the six months ended June 30, 2017 and 2016, respectively. We continue to generate net losses and negative cash flow from operating activities, due to the expenses we are incurring related to the Development Projects. We incurred $8.7 million and $6.2 million of Development Projects costs during the six months ended June 30, 2017 and 2016, respectively, which amounts could not be capitalized. Operating activity for the six months ending June 30, 2016 was significantly affected by accrued Casino Project development expenses as of December 31, 2015, which were incurred prior to receiving the Gaming Facility License. Cash outflows for the six-month 2017 period included a $948,000 million decrease in accrued expenses. Our operating cash flows for the six months ended June 30, 2017 were negatively impacted by severe weather during the first quarter that caused a reduction in revenues. The decrease in cash flow in the 2017 period was partially due to an increase of $17.1 million in interest payments.

Net cash used in investing activities was approximately $440.0 million and $234.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase over 2016 is primarily due to a $301.1 million change in cash restricted for the Development Projects and $117.2 million of capitalized Development Projects costs. In the 2017 period, we made a payment of $20.0 million towards the performance bond requirement for the Casino Project. Our total assets include approximately $327.5 million of remaining net proceeds available from the Term Loan Facility and Kien Huat Montreign Loan, which are presented on the Condensed Consolidated Balance Sheet as a non-current asset. The proceeds of the Term Loan Facility may be used solely to pay for the expenses relating to the Development Projects. For the six months ending June 30, 2016, we incurred approximately $15.0 million for a cash collateral bond, $51.0 million for a license fee payment for the Casino Project, a $111.6 million change in cash restricted for the Development Projects and $56.6 million of capitalized Development Projects costs.

Net cash provided by financing activities was approximately $451.1 million and $255.1 million for the six months ended June 30, 2017 and 2016, respectively. Approximately $415.0 million was received from the proceeds of the Term Loan Facility in January 2017, and an additional $32.0 million was borrowed from Kien Huat. On May 26, 2017, the Company borrowed an additional $35 million under the Term Loan Facility. These amounts were reduced by $30.6 million of debt issuance costs and Interest Rate Cap fees. During the 2016 period, $286.0 million was received from the January 2016 Rights Offering, which was net of approximately $4.0 million of expenses, and $30.7 million was used to redeem the Series E Preferred Stock.

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

The table below lists the payment commitments of the Company as of June 30, 2017. It has been updated from the disclosure in the Company's Form 10-K for the year ended December 31, 2016 to reflect the borrowings which occurred on January 24, 2017 and May 26, 2017 to finance the Development Projects.

			Payments due by period
			(in thousands)

Period ending June 30,	Casino Lease	Golf Course Lease	Entertainment Village Lease	Kien Huat Montreign Loan (1)	Term B Loan (2)	Total Payments

2018	$12,000	$0	$0	$0	$1,125	$13,125
2019	8,250	50	125	—	4,500	12,925
2020	7,500	150	150	—	4,500	12,300
2021	7,700	150	150	—	4,500	12,500
2022	8,100	150	150	—	4,500	12,900
2023 to 2056	350,574	7,750	7,750	76,250	430,875	873,199
Total	$394,124	$8,250	$8,325	$76,250	$450,000	$936,949

(1) The Kien Huat Montreign Loan includes accrued cumulative compounded interest and matures on February 24, 2024.
(2) The Term B Loan is a variable rate instrument; accordingly the payments reflected above include principal amounts only.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We do not hold any market risk sensitive investments. The interest rate on the Term B Loan entered into on January 24, 2017, contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provides a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018. Accordingly, a one-point increase in LIBOR would increase interest incurred (prior to interest capitalization) by approximately $2.0 million for the next 12-month period. The Kien Huat Montreign Loan has a fixed interest rate; accordingly, it does not subject us to interest rate risk.

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
We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On July 31, 2017, the Compensation Committee of the Board of Directors approved a monthly lodging and travel expense allowance for each of Laurette J. Pitts and Charles Degliomini. The perquisite of $1,200 per month is payable for the remaining term of the respective employment agreements of Ms. Pitts and Mr. Degliomini.

Item 6.	Exhibits.

10.1
First Amendment to Building Term Loan Agreement, Building Loan Disbursement Agreement and Project Disbursement Agreement, dated May 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2017).

10.2
First Amendment to Revolving Credit Agreement, dated May 26, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2017)

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

Empire Resorts, Inc.

Dated: August 1, 2017	/s/ Ryan Eller
Ryan Eller
Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: August 1, 2017	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President - Chief Financial Officer