Form 10-Q
period 2017-09-30
EMPIRE RESORTS INC
filed 2017-11-01
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

As of October 31, 2017, there were 31,177,744 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,213	$11,012
Restricted cash	920	1,078
Accounts receivable, net	1,058	921
Prepaid expenses and other current assets	3,738	4,335
Total current assets	11,929	17,346
Property and equipment, net	27,081	26,415
Capitalized Development Projects costs	437,202	202,438
Restricted cash and investments for Development Projects	235,057	26,384
Intangible asset	51,000	51,000
Cash collateral for deposit bond	35,000	15,000
Other assets	166	1,175
Total assets	$797,435	$339,758
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,073	$2,268
Accrued Development Projects costs	75,291	41,933
Accrued expenses and other current liabilities	7,013	7,347
Total current liabilities	84,377	51,548
Long-term loan, related party, net of debt issuance costs	34,825	—
Term B Loan, net of debt issuance costs	422,396	—
Other long-term liabilities	8,849	8,644
Total liabilities	550,447	60,192
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 31,178 and 31,156 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	312	312
Additional paid-in capital	536,059	533,813
Accumulated other comprehensive loss	(489)	—
Accumulated deficit	(288,894)	(254,559)
Total stockholders’ equity	246,988	279,566
Total liabilities and stockholders’ equity	$797,435	$339,758
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Gaming	$17,833	$16,423	$46,956	$46,307
Food, beverage, racing and other	2,499	2,768	6,784	8,218
Gross revenues	20,332	19,191	53,740	54,525
Less: Promotional allowances	(1,619)	(661)	(3,072)	(2,384)
Net revenues	18,713	18,530	50,668	52,141
Operating costs and expenses:
Gaming	12,739	11,814	34,423	33,908
Food, beverage, racing and other	2,502	2,572	7,121	7,674
Selling, general and administrative	3,989	5,244	11,945	15,343
Development Projects costs	5,196	3,159	13,881	9,382
Stock-based compensation	741	800	2,213	2,032
Depreciation	390	329	1,115	1,000
Total operating costs and expenses	25,557	23,918	70,698	69,339
Loss from operations	(6,844)	(5,388)	(20,030)	(17,198)
Amortization of debt issuance costs	(1,377)	—	(3,955)	(2)
Interest expense	(3,456)	(2)	(12,591)	(416)
Interest income	805	2	2,337	7
Net loss	(10,872)	(5,388)	(34,239)	(17,609)
Dividends on preferred stock	(32)	(32)	(96)	(96)
Net loss applicable to common stockholders	$(10,904)	$(5,420)	$(34,335)	$(17,705)

Weighted average common shares outstanding:
Basic	30,973	30,928	30,975	27,317
Diluted	30,973	30,928	30,975	27,317
Loss per common share:
Basic	$(0.35)	$(0.18)	$(1.11)	$(0.65)
Diluted	$(0.35)	$(0.18)	$(1.11)	$(0.65)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(10,872)	$(5,388)	$(34,239)	$(17,609)
Other comprehensive loss:
Unrealized loss on Interest Rate Cap	(99)	—	(489)	—
Comprehensive loss	$(10,971)	$(5,388)	$(34,728)	$(17,609)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(34,239)	$(17,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,115	1,000
Amortization of debt issuance costs	3,955	2
Non-cash interest expense	2,794	231
Loss on disposal of property and equipment	42	—
Stock-based compensation	2,213	2,032
Changes in operating assets and liabilities:
Restricted cash—NYSGC Lottery and Purse Accounts	128	207
Accounts receivable	(137)	334
Prepaid expenses and other current assets	597	(13)
Accounts payable	(195)	1,000
Accrued expenses and other current liabilities	169	(6,813)
Net cash used in operating activities	(23,558)	(19,629)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,823)	(802)
Capitalized Development Projects costs	(201,405)	(99,169)
Cash collateral for deposit bond	(20,000)	(15,000)
License fee payment for the casino project	—	(51,000)
Net change in restricted cash and investments for Development Projects	(208,673)	(66,767)
Restricted cash—racing capital improvement	30	3
Other	8	—
Net cash used in investing activities	(431,863)	(232,735)
Cash flows provided by (used in) financing activities:
Proceeds from Term B Loan	450,000	—
Proceeds from long-term loan, related party	32,000	—
Payment of debt issuance costs and Interest Rate Cap fees	(31,007)	—
Proceeds from January 2016 Rights Offering, net of expenses	—	286,003
Series B Preferred Stock dividend payment	(96)	(231)
Series E Preferred Stock and dividend redemption	—	(30,711)
Other payments	(275)	(38)
Net cash provided by financing activities	450,622	255,023
Net (decrease) / increase in cash and cash equivalents	(4,799)	2,659
Cash and cash equivalents, beginning of period	11,012	6,412
Cash and cash equivalents, end of period	$6,213	$9,071
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,710	$231
Non-cash investing and financing activities:
Accrued Development Projects costs	$75,291	$41,782
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

Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC ("Montreign Operating") holds a gaming license (a "Gaming Facility License") to develop and operate a resort casino (the "Casino Project") which will be located at the site of a four-season destination resort (the "Destination Resort") to be located in the Town of Thompson in Sullivan County, New York. In addition to the Casino Project, Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and, together with Montreign Operating and ERREI, the "Project Parties"), each of which are indirect, wholly-owned subsidiaries of Empire, are developing an entertainment village (the "Entertainment Village Project") and a golf course (the "Golf Course Project" and, together with the Casino Project and the Entertainment Village Project, the "Development Projects"), respectively, at the site of the Destination Resort.

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

The condensed consolidated financial statements and notes as of September 30, 2017 and December 31, 2016 and for the three- and nine-month periods ended September 30, 2017 and September 30, 2016 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Liquidity and Capital Resources
The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that it will have sufficient resources to meet the working capital requirements of the Company and the expected costs of the Development Projects for at least the next 12 months. This assessment is based on the Company’s current cash and cash equivalents, including cash deposited as performance bonds to guarantee the completion of the Development Projects, cash generated from operations, as well as the net proceeds of the debt financings the Company has consummated in fiscal 2017 and the additional financings the Company anticipates consummating during the next three months.

As of September 30, 2017, the Company’s total assets included approximately $235.1 million of remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan (each as defined below), which have been deposited into a lender-controlled account and will be used to pay the Development Project costs. The Term Loan Agreement (as defined below) requires the Company to deposit by December 31, 2017 approximately $9.9 million in the same lender-controlled account, which amount will also be used to pay the Development Project costs. In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. An additional required payment of $30.1 million will be made from available proceeds of the Term Loan Facility on January 15, 2018, unless prior to that date, the NYSGC is able to confirm that the Company has expended 85% of the Company's proposed Minimum Capital Investment (as defined below). Upon confirmation that the Minimum Capital Investment criteria has been reached these funds will be returned to the Company for use toward Development Projects expenses. Additionally, the Company has entered into, and may seek additional, furniture, fixtures and equipment ("FF&E") financing to furnish the Development Projects. Following the initial opening of the Casino Project to the public, which is required to occur by March 1, 2018, the Revolving Credit Facility (defined below) will be available, subject to our ability to meet the conditions contained therein, for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties. Whether these resources are adequate to meet the Company’s liquidity needs beyond that 12-month period will depend on the Company’s growth and operating results, including revenue generated from the Casino Project, and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital.

Pursuant to the Term Loan Facility, Montreign Operating is required to deposit approximately $9.9 million by December 31, 2017 into the lender-controlled account that holds the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan. The Company must fund this deposit in the form of a further equity contribution to Montreign Operating. Additionally, the Company is permitted to raise up to $40 million of FF&E financing to complete the Development Projects pursuant to the Term Loan Agreement, of which the Company has incurred $39.1 million of FF&E financing commitments as of September 30, 2017. Consequently, the Company may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company. Such arrangements may take the form of loans, strategic agreements, joint ventures or other agreements. Alternatively, the Company may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, to backstop a rights offering of Empire in the amount of $35 million. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms.

As of September 30, 2017, we had total current assets of approximately $11.9 million and total current liabilities of approximately $84.4 million, which includes approximately $75.3 million in accrued Development Projects costs. At September 30, 2017, the remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan totaled approximately $235.1 million. These proceeds are being used to pay the costs of the Development Projects, including the accrued Development Projects costs, and are presented on the Condensed Consolidated Balance Sheet as restricted cash and investments for Development Projects.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $20.0 million for the nine months ended September 30, 2017. The net loss for the nine months ended September 30, 2017 was inclusive of Development Projects costs that could not be capitalized in the amount of $13.9 million. Amortization of debt issuance costs was $4.0 million and interest expense was $12.6 million for the nine-month period ended September 30, 2017. Additionally, costs incurred for the Development Projects that were capitalized totaled $234.8 million for the nine months ended September 30, 2017.

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
The retail value amounts included in promotional allowances for the three- and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(in thousands)
Food and beverage	$328	$447	$668	$1,192
Non-subsidized free play	1,135	143	2,105	855
Players club awards	156	71	299	337
Total retail value of promotional allowances	$1,619	$661	$3,072	$2,384

The estimated cost of providing complimentary food, beverage and other items for the three- and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(in thousands)
Food and beverage	$490	$572	$1,159	$1,594
Non-subsidized free play	670	84	1,242	504
Players club awards	156	71	299	338
Total cost of promotional allowances	$1,316	$727	$2,700	$2,436

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 as of September 30, 2017 and December 31, 2016.

Other long-term liabilities
The difference between our cash payments made and straight-line rent expense on our leases of $7.8 million and $8.0 million at September 30, 2017 and December 31, 2016, respectively, is included in other long-term liabilities.

Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to holders of common stock by the weighted-average common stock outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three- and nine-month periods ended September 30, 2017 and 2016 were the same.

The following table shows the approximate number of common stock equivalents outstanding at September 30, 2017 and 2016 that could potentially dilute earnings per share in the future, but were not included in the calculation of average common shares outstanding for the three- and nine-month periods ended September 30, 2017 and 2016, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	September 30, 2017	September 30, 2016
Options	15,000	40,000
Warrants	133,000	133,000
Option Matching Rights	3,000	21,000
Unvested Restricted Stock	149,000	208,000
Unvested Restricted Stock Units	55,000	—
Total	355,000	402,000

Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap will be amortized over its term as interest expense. The fair value of the Interest Rate Cap was $166,000 at September 30, 2017 and is presented at fair value as "other assets" on the Condensed Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss
As of September 30, 2017, accumulated other comprehensive loss of $489,000 consisted solely of the fair value adjustment relating to the Interest Rate Cap.

Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are comprised of current assets, restricted cash and investments, Interest Rate Cap, current liabilities and long-term loans. Current assets and current liabilities approximate fair value due to their short-term nature.

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

At September 30, 2017, the estimated fair value of the Company's outstanding Term B Loan was approximately $449.8 million and the carrying value was approximately $450.0 million. The fair value of the Kien Huat Montreign Loan has not been estimated due to its related party nature and lack of comparable market information.

Stock-based compensation
The cost of all stock-based awards to employees, officers and directors, including grants of employee stock options, restricted stock and restricted stock units is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards would be determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock and restricted stock unit awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of September 30, 2017, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.

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
On December 21, 2015, the Company was granted a gaming license (the "Gaming Facility License"), for which it paid $51 million on March 30, 2016. The term of the Gaming Facility License is 10 years from the effective date, which was March 1, 2016. Amortization of the license fee will not commence until the initial opening to the general public of the Casino Project. Amortization will be recognized on a straight-line basis beginning at that time and continuing until the license is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

In August 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which provides guidance for accounting for restricted cash transactions. Under ASU 2016-18, several aspects of the accounting for restricted cash transactions are simplified, including the presentation and classification of cash receipts and cash payments in the statement of cash flows. ASU 2016-18 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company currently anticipates adopting this standard during the first quarter of 2018 and is currently evaluating the impact that this guidance will have on its financial statements.

Note C. Prepaid Expenses and Other Assets

MRMI has participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year. Beginning in 2014, the amount of the tax credit received is reduced by 20% each year until the tax credit ends for the Company at December 31, 2017. For the year ending December 31, 2017, the Company will receive a 20% refund for real estate taxes paid. The amounts of the expected real estate tax credits are included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016, and were approximately $814,000 and $1.3 million, respectively. Beginning in fiscal 2018, the Company will no longer receive a refund on any portion of real estate taxes paid by MRMI.

Prepaid expenses and other current assets, as presented on the Condensed Consolidated Balance Sheet, are comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)

Empire Zones real estate tax credit	$814	$1,325
Prepaid real estate taxes	873	558
Prepaid insurance	465	919
Inventory	180	177
Prepaid gaming expenses	233	61
Development escrow and security refundable deposit	632	623
Prepaid other	541	672
Total prepaid expenses and other current assets	$3,738	$4,335

Note D. Property and Equipment
Property and Equipment
Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Land	$770	$770
Land improvements	1,759	1,758
Buildings	4,727	4,727
Building improvements	29,861	28,088
Vehicles	305	307
Furniture, fixtures and equipment	5,087	4,278
Construction in Progress	65	919
	42,574	40,847
Less—Accumulated depreciation	(15,493)	(14,432)
	$27,081	$26,415
Depreciation expense was approximately $390,000 and $329,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and approximately $1.1 million and $1.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively.
The VGMs in the Monticello Casino and Raceway are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs, Cash Collateral for Deposit Bond and Restricted Cash and Investments for Development Projects

Development Projects Costs
At September 30, 2017 and December 31, 2016, total capitalized Development Projects costs incurred were approximately $437.2 million and $202.4 million, respectively. Total capitalized Development Projects costs consist of construction costs, site development, contractor insurance, general conditions, construction manager fees, and professional fees such as architectural, legal and accounting, and are reflected on the Condensed Consolidated Balance Sheet as capitalized Development Projects costs. Interest expense totaling $18.2 million was capitalized during the nine-month period ended September 30, 2017.

During the nine-month period ended September 30, 2017, total Development Projects costs incurred were approximately $248.6 million, of which $234.8 million was capitalized and $13.9 million was expensed. Development Projects costs expensed consist of $8.0 million of land lease costs, $2.4 million of salary and related benefits, $1.5 million of bank charges, $482,000 of real estate taxes, $428,000 of insurance expenses, $247,000 of marketing expenses, $482,000 of consulting and professional service fees, and $361,000 of pre-opening expenses.

During the nine-month period ended September 30, 2016, total Development Projects costs incurred were approximately $150.3 million, of which $141.0 million was capitalized and $9.4 million was expensed. Development Projects costs expensed consist of $7.8 million of land lease costs, $305,000 of consulting and professional service fees, $412,000 of real estate taxes, $339,000 of insurance expenses, and $583,000 of pre-opening expenses.

Cash Collateral for Deposit Bond
In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. An additional required payment of $30.1 million will be made from available proceeds of the Term Loan Facility on January 15, 2018, unless prior to that date, the NYSGC is able to confirm that the Company has expended 85% of the Company's proposed Minimum Capital Investment (as defined below). Upon confirmation that the Minimum Capital Investment criteria has been reached these funds will be returned to the Company for use toward Development Projects expenses.

Restricted Cash and Investments for Development Projects
At September 30, 2017, the $235.1 million of restricted cash and investments for Development Projects represented the remaining funds from the Term Loan Facility and the Kien Huat Montreign Loan to be utilized for the Development Projects. This consists of cash and cash equivalents totaling $112.7 million and short-term marketable securities totaling $122.4 million, which were comprised of commercial paper and U. S. Treasury Notes with maturities of less than one year. At December 31, 2016, the $26.4 million of restricted cash and investments for Development Projects on the Condensed Consolidated Balance Sheet represented the remaining funds from the January 2016 Rights Offering (defined below) to be utilized for the Development Projects.

Note F. Accrued Development Projects Costs, Accrued Expenses and Other Current Liabilities

Accrued Development Projects costs at September 30, 2017 and December 31, 2016 were $75.3 million and $41.9 million, respectively, and were primarily comprised of amounts due to the Casino Project's construction manager, as well as amounts due to the architect and other vendors for costs incurred for the Development Projects. The remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan will be used to pay the accrued Development Projects costs.

Accrued expenses and other current liabilities, as presented on the Condensed Consolidated Balance Sheet, are comprised of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Liability for horse racing purses	$939	$1,139
Accrued payroll	1,483	1,897
Accrued redeemable points	284	167
Liability to NYSGC	1,270	360
Liability for local progressive jackpot	1,035	907
Accrued settlement liability	—	758
Accrued professional fees	901	308
Federal tax withholding payable	—	78
Accrued other	1,101	1,733
Total accrued expenses and other current liabilities	$7,013	$7,347

Note G. Term Loan Agreement and Revolving Credit Agreement

Term Loan Agreement
On January 24, 2017 (the "Original Loan Closing Date"), Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017 (the "Term Loan Amendment Date"), the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the "Amended Term Loan Agreement" and, together with the Original Term Loan Agreement, the "Term Loan Agreement"). The Amended Term Loan Agreement increased the aggregate principal amount of the Term B Loan issued under the Original Term Loan Agreement on substantially the same terms and conditions as the Original Term Loan Agreement, which terms are discussed below. In the aggregate, the Term Loan Agreement provides Montreign Operating Company with loans in a principal amount of $520 million (the "Term Loan Facility"). All of the borrowings under the Term Loan Agreement will be used to fund the costs of the Development Projects.

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

As of September 30, 2017, $450 million was outstanding under the Term B Loan and there were no borrowings outstanding under the Term A Loan. No principal repayments are due prior to the projected initial opening date of the Casino Project (which is required to be no later than March 1, 2018). Thereafter, principal payments are due at the end of each calendar quarter. If the initial opening of the Casino Project occurs on or before March 1, 2018, the first loan repayment is due June 30, 2018. The following table lists the annual principal repayments due under the Term B Loan:

Year ending December 31,	(in thousands)
2017	$2,250
2018	4,500
2019	4,500
2020	4,500
2021	4,500
2022 to 2023	429,750

Revolving Credit Agreement
On the Original Loan Closing Date, Montreign Operating also entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the initial opening of the Casino Project to the public. Concurrently with the Term Loan Amendment, Montreign Operating amended the Revolving Credit Agreement to, among other things, permit Montreign Operating to increase the aggregate principal amount of the Term B Loan under the Term Loan Amendment. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

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

Note H. Long-Term Loans, Related Party

Conversion of Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "2010 Kien Huat Loan Agreement") with Kien Huat pursuant to which Empire issued a convertible promissory note (the "2010 Kien Huat Note") in the original principal amount of $35.0 million, of which $17.4 million was outstanding as of December 31, 2015. On February 17, 2016, upon consummation of the January 2016 Rights Offering, the 2010 Kien Huat Note was converted into 1,332,058 shares of common stock in accordance with the terms of the 2010 Kien Huat Loan Agreement.

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
On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Parties for approximately $30.7 million pursuant to the terms of the Bryanston Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability was recorded pursuant to the payment terms in place at December 31, 2015, of which $1.5 million was recorded as a current liability and the remainder was recorded as a long-term liability on the December 31, 2015 balance sheet. Interest expense associated with the change in the redemption amount of the liability was $0 and $231,000 for the three- and nine-month periods ended September 30, 2016, respectively.

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

January 2016 Rights Offering

On January 4, 2016, we commenced a rights offering (the "January 2016 Rights Offering") of transferable subscription rights to holders of record of our common stock and our Series B Preferred Stock (the "Series B Preferred Stock") as of January 4, 2016 to purchase up to 20,138,888 shares of our common stock. In connection with the January 2016 Rights Offering, on December 31, 2015, the Company and Kien Huat entered into a standby agreement (the "January 2016 Standby Purchase Agreement"), pursuant to which Kien Huat agreed to exercise (i) its basic subscription rights to acquire approximately $30 million of our common stock within 10 days of the commencement of the January 2016 Rights Offering with a closing proximate thereto and (ii) the remainder of its basic subscription rights prior to the expiration date of the January 2016 Rights Offering. In addition, Kien Huat agreed it would exercise all rights not otherwise exercised by the other holders in the January 2016 Rights Offering upon the same terms as other holders in an aggregate amount not to exceed $290 million.

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

Preferred Stock and Dividends
The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of its common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of shares of common stock issued as payment is based upon the average closing price for the shares of common stock for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At September 30, 2017 and December 31, 2016, there were 44,258 shares of Series B Preferred Stock outstanding.
The Board authorized the cash payment of the Series B Preferred Stock dividends on March 8, 2016. Quarterly dividend payments in the amount of $32,087 were made on April 1, 2016, July 1, 2016, October 3, 2016 and January 3, 2017. Quarterly dividend payments of $32,087 were made on April 3, 2017, July 3, 2017 and October 2, 2017.
On March 2, 2016, the Board authorized the cash payment of dividends due for the year ended December 31, 2015 on the Series B Preferred Stock in the amount of approximately $167,000. At December 31, 2015, the Company had undeclared cash dividends on the Series B Preferred Stock of approximately $167,000 and payment was made on March 2, 2016. The cash dividend was calculated as if it were a dividend issued in shares of common stock, which in accordance with the terms of the Series B Preferred Stock, means the amount of the cash payment is the annual cash dividend value (if it had been paid quarterly) multiplied by 1.3.

Note K. Concentration

As of September 30, 2017, the Company had no debtor which represented more than 10.0% of the total net outstanding racing-related accounts receivable. As of December 31, 2016, the Company had one debtor, Hawthorne OTB, which represented 16.9% of the total net outstanding racing-related accounts receivable.

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

Operating Leases
The following table represents the minimum future lease payments under the Company's operating leases at September 30, 2017:

Payments due by Period

Year ending December 31,	Total Lease Payments
(in thousands)
2017	$3,000
2018	10,538
2019	7,775
2020	7,800
2021	8,300
2022 to 2056	370,286
Total	$407,699

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

The following table represents the future fixed rent payments under the Casino Lease at September 30, 2017:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1) (2)	$3,000
2018 (2) (3)	10,500
2019 (3)	7,500
2020 (3)	7,500
2021 (3)	8,000
2022 to 2056 (3)	354,624

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

(2)	From the Golf Course Opening Date and continuing for 10 years thereafter, fixed rent will equal $150,000 per

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

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2017 (1)(2)	$0
2018 (2)	38
2019 (2)	150
2020 (2)	150
2021 (2)	150
2022 to 2056 (2) (3)	7,837

(1)
From the date the Entertainment Village Lease commenced (the “Entertainment Village Lease Commencement Date”) and until the date on which the Entertainment Village opens for business, which is expected to open in the fourth quarter of 2018 (the “Entertainment Village Opening Date”), fixed rent payments will be $0.

(2)	From the Entertainment Village Opening Date and continuing for 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From September 2028 through the remainder of the term of the Entertainment Village Lease, fixed rent will equal $250,000 per year.

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

On May 16, 2017, Moelis and the Company entered into a letter agreement reinstating and amending the Moelis Engagement Letter (the "Updated Moelis Engagement Letter"). Pursuant to the Updated Moelis Engagement Letter, Moelis will act as non-exclusive financial advisor to the Company in connection with certain debt and equity financing and corporate transactions the Company may undertake. The Updated Moelis Engagement Letter describes the fees that will be due to Moelis for each transaction in which the Company engages. If the Company engages in a covered transaction at any time within 12 months of the termination of the Updated Moelis Engagement Letter for any reason other than for cause by the Company, Moelis will be entitled to received a transaction fee according to the schedule provided therein. The Updated Moelis Engagement Letter terminates on December 31, 2017.

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

During the term of the RWS License Agreement, Montreign Operating may participate in the Genting Rewards Alliance loyalty program (the “Alliance”), which would provide central marketing and cross-promotion opportunities for the Development Projects with other members of the Alliance. Montreign Operating’s participation in the Alliance is subject to the provisions of a separate agreement, which is currently being negotiated by the parties. RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat. Gerard Lim, one of the Company's directors, also serves as a director of the parent entity of RWS.

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

As of October 31, 2017, approximately 99% of the Guaranteed Maximum Price (defined below) under the construction manager agreement with LP Ciminelli for the Casino Project has been contracted. Additionally, approximately 79% of the construction of the Casino Project is complete.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these estimates during the three- and nine-month periods ended September 30, 2017.

Results of Operations - Three Months ended September 30, 2017 Compared to Three Months ended September 30, 2016
The results of operations for the three months ended September 30, 2017 and 2016 (unaudited) are summarized below (dollars in thousands):

	September 30, 2017	September 30, 2016	Variance $	Variance %
Revenues:
Gaming	$17,833	$16,423	$1,410	9%
Food, beverage, racing and other	2,499	2,768	(269)	(10)%
Gross revenues	20,332	19,191	1,141	6%
Less: Promotional allowances	(1,619)	(661)	(958)	145%
Net revenues	18,713	18,530	183	1%
Costs and expenses:
Gaming	12,739	11,814	925	8%
Food, beverage, racing and other	2,502	2,572	(70)	(3)%
Selling, general and administrative	3,989	5,244	(1,255)	(24)%
Development Projects costs	5,196	3,159	2,037	64%
Stock-based compensation	741	800	(59)	(7)%
Depreciation	390	329	61	19%
Total costs and expenses	25,557	23,918	1,639	7%
Loss from operations	(6,844)	(5,388)	(1,456)	27%
Amortization of debt issuance costs	(1,377)	—	(1,377)	—%
Interest expense	(3,456)	(2)	(3,454)	N.M.
Interest income	805	2	803	N.M.
Loss before income taxes	(10,872)	(5,388)	(5,484)	102%
Income tax provision	—	—	—	—%
Net loss	$(10,872)	$(5,388)	$(5,484)	102%
N.M. - not meaningful

Gaming revenue
Gaming revenue increased by approximately $1.4 million, or 9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $16.4 million to $17.8 million. Non-subsidized free play increased $993,000 during the 2017 three-month period as compared to the 2016 three-month period. Handle increased $7.9 million, or 3%, for the same period, primarily due to more customers as compared to last year. VGM hold percentage increased to 6.8% for the three months ended September 30, 2017 as compared to 6.4% for the same period in 2016, which in addition to the increase in handle during the 2017 period, resulted in the increase in gaming revenue. The average daily win per unit increased from $160.82 to $176.55 for the same period.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $269,000, or 10%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $2.8 million to $2.5 million. Food and beverage revenue decreased approximately $249,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to the loss of buffet revenues of $425,000 and reduced banquet revenues of $46,000, which were partially offset by $218,000 of revenues generated by for the new Press Box sports bar and $8,000 of higher revenues generated by the Lava Lounge for the three months ended September 30, 2017.

Racing revenue increased by $30,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in racing revenue is due to higher simulcasting commissions as compared to the same quarter last year. Other revenue decreased by approximately $50,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to lower ATM revenues received in the 2017 period.

Promotional allowances
Promotional allowances increased by approximately $958,000, or 145%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $661,000 to $1.6 million. The increase in promotional allowances was primarily due to an increase in non-subsidized free play, which increased $993,000, and Player club awards and complimentaries of approximately $73,000 in the three-month 2017 period as compared to the 2016 period, offset by a decrease in coupons and discounts of $108,000 from the same period last year, due to lower promotional activity in the 2017 period.

Gaming costs
Gaming costs increased by approximately $925,000, or 8%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $11.8 million to $12.7 million. NYSGC and other commissions increased approximately $881,000 as compared to the same period in the prior year due to higher gaming revenue. Gaming wages and related benefits increased by approximately $43,000 as compared to the same period in the prior year, due to higher salaries and wages which were partially offset by lower group insurance costs.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased by approximately $70,000, or 3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $2.6 million to $2.5 million, primarily due to lower food and beverage cost of goods sold of $125,000, due to lower sales volume. Payroll and related benefit costs decreased $14,000 in the 2017 period. Purse and racing-related expenses increased $71,000 due to higher horse drug testing fees and increased race starter costs.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by approximately $1.3 million, or 24%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $5.2 million to $4.0 million. The decrease was primarily due to lower professional fees, which decreased $1.3 million as compared to last year. Outside director fees decreased $73,000 in 2017 as compared to last year. Real estate taxes increased $66,000 due to the phase-out of the Empire Zones tax credit program. Bank charges increased $27,000, due to fees related to the Term Loan Facility. State franchise taxes increased by $17,000, due to taxes on increased paid-in capital. Insurance expense increased $39,000, due to higher premiums.

Development Projects costs
Development Projects costs increased approximately $2.0 million, or 64%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $3.2 million to $5.2 million. During the three months ending September 30, 2017, payroll and related benefit costs increased $821,000, primarily due to new hires to staff the casino management team. Bank fees increased $590,000, due to fees associated with the Term Loan Facility. Marketing expenses increased $86,000, due to efforts to increase branding. Professional fees increased $234,000, land lease fees and rents increased $77,000, utilities expenses increased $47,000, real estate taxes increased $22,000 and other pre-opening expenses increased $151,000 as compared the same period in 2016.

Amortization of debt issuance costs
Amortization of debt issuance costs increased approximately $1.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $0 to $1.4 million. The increase in amortization expense is due to the financing for the new Term Loan Facility and the Kien Huat Montreign Loan for the construction of the Development Projects.

Interest expense
Interest expense increased approximately $3.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, from $2,000 to $3.5 million. The increase in interest expense is primarily due to borrowing under the Term B Loan Facility in 2017, as well as interest accrued for the Kien Huat Montreign Loan.
Interest income
Interest income increased approximately $803,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in interest income is due to interest received on the investment of unused restricted cash and investments for Development Projects.

Results of Operations - Nine Months ended September 30, 2017 Compared to Nine Months ended September 30, 2016
The results of operations for the nine months ended September 30, 2017 and 2016 (unaudited) are summarized below (dollars in thousands):

	September 30, 2017	September 30, 2016	Variance $	Variance %
Revenues:
Gaming	$46,956	$46,307	$649	1%
Food, beverage, racing and other	6,784	8,218	(1,434)	(17)%
Gross revenues	53,740	54,525	(785)	(1)%
Less: Promotional allowances	(3,072)	(2,384)	(688)	29%
Net revenues	50,668	52,141	(1,473)	(3)%
Costs and expenses:
Gaming	34,423	33,908	(515)	(2)%
Food, beverage, racing and other	7,121	7,674	553	7%
Selling, general and administrative	11,945	15,343	3,398	22%
Development Projects costs	13,881	9,382	(4,499)	(48)%
Stock-based compensation	2,213	2,032	(181)	(9)%
Depreciation	1,115	1,000	(115)	(12)%
Total costs and expenses	70,698	69,339	(1,359)	(2)%
Loss from operations	(20,030)	(17,198)	(2,832)	16%
Amortization of debt issuance costs	(3,955)	(2)	(3,953)	N.M.
Interest expense	(12,591)	(416)	(12,175)	N.M.
Interest income	2,337	7	2,330	N.M.
Loss before income taxes	(34,239)	(17,609)	(16,630)	94%
Income tax provision	—	—	—	—%
Net loss	$(34,239)	$(17,609)	$(16,630)	94%
N.M. - not meaningful

Gaming revenue
Gaming revenue increased by approximately $649,000, or 1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $46.3 million to $47.0 million. Non-subsidized free play increased $1.3 million during the 2017 nine-month period as compared to the 2016 nine-month period. Handle decreased $14.3 million, or 2%, for the same period, primarily due to poor weather conditions during the first quarter of 2017 as compared to 2016. VGM hold percentage increased slightly to 6.7% for the nine months ended September 30, 2017 as compared to 6.5% for the same period in 2016, which offset the decrease in handle. Additionally, the average daily win per unit increased from $152.26 to $154.95 for the same period.

Food, beverage, racing and other revenue
Food, beverage, racing and other revenue decreased by approximately $1.4 million, or 17%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $8.2 million to $6.8 million. Food and beverage revenue decreased approximately $1.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Revenues decreased primarily due to closure of the buffet, which generated $1.2 million in revenues in the 2016 period, along with decreased revenues of $108,000 generated by the food court and $77,000 generated by banquets. These decreases were partially offset by revenues of $282,000 generated by the new Press Box sports bar and revenues of $105,000 generated by the new Upper Deck restaurant for the period ended September 30, 2017.
    Racing revenue decreased by $318,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in racing revenue is due to lower pari-mutuel and simulcasting commissions and lower receipts of OTB's statutory payments this year as compared to the same period last year. The decreased revenue in pari-mutuel and simulcasting commissions is due in part to a reduced horse population, resulting in fewer races in 2017. Other revenue decreased by approximately $157,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to lower ATM revenues and a loss on the disposal of fixed assets.

Promotional allowances
Promotional allowances increased by approximately $688,000, or 29%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $2.4 million to $3.1 million. Non-subsidized free play increased $1.3 million for the nine months ended September 30, 2017 period as compared to the 2016 period. Food, beverage and discretionary complimentaries also increased $19,000 in the nine-month period. Partially offsetting these increases, coupons and discounts decreased $494,000 from the same period last year, due to lower promotional activity in the 2017 period. In addition, Players club awards decreased approximately $87,000 as compared to last year.

Gaming costs
Gaming costs increased by approximately $515,000, or 2%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $33.9 million to $34.4 million. NYSGC and other commissions increased approximately $429,000 as compared to the same period in the prior year. Gaming wages and related benefits increased by approximately $82,000 as compared to the same period in the prior year, due to higher salaries and wages which were partially offset by lower group insurance costs. Other gaming expenses increased by approximately $4,000, due to net increases in repairs and maintenance and software costs.

Food, beverage, racing and other costs
Food, beverage, racing and other costs decreased by approximately $553,000, or 7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $7.7 million to $7.1 million, primarily due to lower food and beverage cost of goods sold of $434,000, due to lower sales volume. Additionally, purse and racing-related expenses decreased $75,000, and payroll and related benefit costs decreased $14,000, due to lower sales and staffing. Other costs decreased by $30,000 in 2017 as compared to the 2016 period.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by approximately $3.4 million, or 22%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $15.3 million to $11.9 million. Professional fees decreased $4.0 million as compared to last year, which included the write-off of of $3.1 million of professional fees related to the deferment of financing. Outside director fees decreased $366,000 in 2017 as compared to last year. NASDAQ- and SEC-related expenses decreased $64,000 as compared to last year, due to higher expenses in 2016 resulting from the January 2016 Rights offering. Marketing expenses decreased $64,000 for the 2017 period as compared to the prior year. Payroll and related benefit costs increased by approximately $482,000, primarily due to higher staffing levels. Real estate taxes increased $322,000 due to the phase-out of the Empire Zones tax credit program. State franchise taxes increased by $125,000, due to taxes on increased paid-in capital. Insurance expense increased $132,000, due to higher premiums. Bank charges increased $53,000 for the 2017 period as compared to the prior year.

Development Projects costs
Development Projects costs increased approximately $4.5 million, or 48%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $9.4 million to $13.9 million. During the nine months ended September 30, 2017, payroll and related benefit costs increased $2.0 million, primarily due to new hires to staff the casino management team. Bank fees increased $1.5 million, due to fees associated with the Term Loan Facility. Marketing increased $231,000, due to efforts to increase branding. Land lease fees and rents increased $206,000 and real estate taxes increased $70,000 as compared the same period in 2016. In addition, professional fees increased $189,000, insurance expense increased $89,000 and pre-opening expenses increased $211,000 over the same period in the prior year.

Amortization of debt issuance costs
Amortization of debt issuance costs increased approximately $4.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $2,000 to $4.0 million. The increase in amortization expense is due to the financing for the Term Loan Facility and the Kien Huat Montreign Loan.

Interest expense
Interest expense increased approximately $12.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, from $416,000 to $12.6 million. The increase in interest expense is due to borrowing under the Term B Loan Facility and the Kien Huat Montreign Loan.

Interest income
Interest income increased approximately $2.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in interest income is due to interest received on the investment of unused restricted cash and investments for Development Projects.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that it will have sufficient resources to meet the working capital requirements of the Company and the expected costs of the Development Projects for at least the next 12 months. This assessment is based on the Company’s current cash and cash equivalents, including cash deposited as performance bonds to guarantee the completion of the Development Projects, cash generated from operations, as well as the net proceeds of the debt financings the Company has consummated in fiscal 2017 and the additional financings the Company anticipates consummating during the next three months.

As of September 30, 2017, the Company’s total assets included approximately $235.1 million of remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan (each as defined below), which have been deposited into a lender-controlled account and will be used to pay the Development Projects costs. The Term Loan Agreement (as defined below) requires the Company to deposit by December 31, 2017 approximately $9.9 million in the same lender-controlled account, which amount will also be used to pay the Development Projects costs. In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. An additional required payment of $30.1 million will be made from available proceeds of the Term Loan Facility on January 15, 2018, unless prior to that date, the NYSGC is able to confirm that the Company has expended 85% of the Company's proposed Minimum Capital Investment (as defined below). Upon confirmation that the Minimum Capital Investment criteria has been reached these funds will be returned to the Company for use toward Development Projects expenses. Additionally, the Company has entered into, and may seek, additional furniture, fixtures and equipment ("FF&E") financing to furnish the Development Projects. Following the initial opening of the Casino Project to the public, which is required to occur by March 1, 2018, the Revolving Credit Facility (defined below) will be available, subject to our ability to meet the conditions contained therein, for use towards the working capital needs, capital expenditures and for other general corporate purposes of the Project Parties. Whether these resources are adequate to meet the Company’s liquidity needs beyond that 12-month period will depend on the Company’s growth and operating results, including revenue generated from the Casino Project, and the final designs and progress of the Development Projects. In addition, cost overruns, delays in the construction schedule or changes in design are among the factors that may increase the projected costs of the Development Projects, which may also require us to raise additional capital.

Pursuant to the Term Loan Facility, Montreign Operating is required to deposit approximately $9.9 million by December 31, 2017 into the lender-controlled account that holds the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan.  The Company must fund this deposit in the form of a further equity contribution to Montreign Operating. Additionally, the Company is permitted to raise up to $40 million of FF&E financing to complete the Development Projects pursuant to the Term Loan Agreement, of which the Company has incurred $39.1 million of FF&E financing commitments as of September 30, 2017. Consequently, the Company may raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company. Such arrangements may take the form of loans, strategic agreements, joint ventures or other agreements. Alternatively, the Company may sell additional debt or equity in public or private transactions, including pursuant to the commitment of Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder, to backstop a rights offering of Empire in the amount of $35 million. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms.

As of September 30, 2017, we had total current assets of approximately $11.9 million and total current liabilities of approximately $84.4 million, which includes approximately $75.3 million in accrued Development Projects costs. At

September 30, 2017, the remaining net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan totaled approximately $235.1 million. These proceeds are being used to pay the costs of the Development Projects, including the accrued Development Project costs, are presented on the Condensed Consolidated Balance Sheet as restricted cash and investments for Development Projects.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $20.0 million for the nine months ended September 30, 2017. The net loss for the nine months ended September 30, 2017 was inclusive of Development Projects costs that could not be capitalized in the amount of $13.9 million. Amortization of debt issuance costs was $4.0 million and interest expense was $12.6 million for the nine-month period ended September 30, 2017. Additionally, costs incurred for the Development Projects that were capitalized totaled $234.8 million for the nine months ended September 30, 2017.

The Gaming Facility License became effective on the License Award Effective Date, which was March 1, 2016. The Gaming Facility License is subject to certain conditions established by the NYSGC, which conditions, in addition to the Minimum Capital Investment, require Montreign Operating, and any successors and assigns, among other things, to (i) pay an aggregate license fee of $51 million within 30 days of the License Award Effective Date, and (ii) deposit via cash or bond 10% of the Minimum Capital Investment on the License Award Effective Date. On March 1, 2016, the Minimum Capital Investment Deposit, upon which Empire's Gaming Facility License was granted, was made in the aggregate amount of $85.4 million. The Project Parties' portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $65.1 million, which is 10% of the Company's Minimum Capital Investment in the Casino Project, Golf Course and Entertainment Village. EPR's portion of the Minimum Capital Investment Deposit was made in the form of a deposit bond representing approximately $20 million, which is 10% of its Minimum Capital Investment in the Infrastructure and the Waterpark. The NYSGC will release the Minimum Capital Investment Deposit upon confirmation that 85% of the Company's proposed Minimum Capital Investment has been expended. The collateral security for the bond will be paid to the surety in installments as follows: (i) $15 million was paid on February 26, 2016; (ii) $20 million was paid on June 30, 2017; and (iii) approximately $30.1 million will be paid on January 15, 2018, from available proceeds of the Term Loan Facility, unless prior to that date, the NYSGC is able to confirm that the Company has expended 85% of the Company's proposed Minimum Capital Investment. Upon confirmation that the Minimum Capital Investment criteria has been reached these funds will be returned to the Company for use towards Development Projects costs.

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

On the Original Loan Closing Date, Montreign Operating also entered into a revolving credit agreement (the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the initial opening of the Casino Project to the public. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum.

The Term Loan Agreement, the Kien Huat Montreign Loan Agreement and the Revolving Credit Agreement contain representations and warranties and affirmative covenants, negative covenants and financial covenants that are usual and customary. These include representations, warranties and covenants that, among other things, restrict the ability of Montreign Holding and the Project Parties to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, and make dividends or other distributions. In addition, in order to be able to draw on the $70 million Term A Loan, Montreign Operating must meet the conditions to borrowing under the Term A Loan at the time of such draw down. Pursuant to the loan agreements, the Project Parties may not incur additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. The Project Parties and Montreign Holding may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness or enter into advisory, management or consulting agreements with an affiliate of any Project Party other than payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants. In the fiscal quarter following the full opening of the Casino Project, as such term is defined in the Term Loan Agreement, Montreign Operating will also be subject to financial covenants relating to interest coverage ratio, leverage ratio and consolidated capital expenditures. Under the Kien Huat Montreign Loan Agreement, until the Kien Huat Montreign Loan is repaid in full, Montreign Holding is also restricted from making distributions to Empire except for purposes of (i) paying bona fide corporate overhead expenses in an amount not to exceed $9 million (which amount is subject to further reduction pursuant to the Kien Huat Montreign Loan Agreement) and (ii) making payments pursuant to a tax sharing agreement. Montreign Operating will have mandatory prepayment obligations under the Term Loan Agreement based on Excess Cash Flow (as such term is defined in the Term Loan Agreement)after the full opening of the Casino Project.

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

We may also seek to enter into loans, strategic agreements, joint ventures or other agreements or we may sell additional debt or equity in public or private transactions in support of the Development Projects and our ongoing operations. On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of October 31, 2017, we had up to approximately $331.6 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures at Empire’s existing facility, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Net cash used in operating activities was approximately $23.6 million and $19.6 million during the nine months ended September 30, 2017 and 2016, respectively. We continue to generate net losses and negative cash flow from operating activities, due to the expenses we are incurring related to the Development Projects. We incurred $13.9 million and $9.4 million of Development Projects costs during the nine months ended September 30, 2017 and 2016, respectively, which amounts could not be capitalized. Operating activity for the nine months ending September 30, 2016 was significantly affected by accrued Casino Project development expenses as of December 31, 2015, which were incurred prior to receiving the Gaming Facility License. Our operating cash flows for the nine months ended September 30, 2017 were negatively impacted by severe weather during the first quarter that caused a reduction in revenues. The decrease in cash flow in the 2017 period was partially due to an increase of $27.7 million in interest payments.

Net cash used in investing activities was approximately $431.9 million and $232.7 million for the nine months ended September 30, 2017 and 2016, respectively. The increase over 2016 was due primarily to a greater amount of restricted cash and investments for the Development Projects and higher capitalized Development Project costs of $208.7 million and $201.4 million, respectively, for the 2017 period. In the 2017 period, we also made a $20.0 million payment for a cash collateral bond as required for the Casino Project. For the nine months ended September 30, 2016, we made payments of $15.0 million for the cash collateral bond and $51.0 million for a license fee related to the Casino Project. Additionally, we incurred Development Project costs of $99.2 million that were capitalized, and cash and investments that were restricted for the Development Projects were $66.8 million. At September 30, 2017, our total assets included approximately $235.1 million of remaining net proceeds available from the Term Loan Facility and Kien Huat Montreign Loan, which are presented on the Condensed Consolidated Balance Sheet as a non-current asset (restricted cash and investments for Development Projects). The proceeds of the Term Loan Facility may be used solely to pay for costs relating to the Development Projects.

Net cash provided by financing activities was approximately $450.6 million and $255.0 million for the nine months ended September 30, 2017 and 2016, respectively. Approximately $415.0 million was received from the proceeds of the Term Loan Facility in January 2017, and an additional $32.0 million was borrowed from Kien Huat. On May 26, 2017, the Company borrowed an additional $35 million under the Term Loan Facility. These amounts were reduced by $31.0 million of debt issuance costs and Interest Rate Cap fees. During the 2016 period, $286.0 million was received from the January 2016 Rights Offering, which was net of approximately $4.0 million of expenses, and $30.7 million was used to redeem the Series E Preferred Stock.

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

The table below lists the payment commitments of the Company as of September 30, 2017. It has been updated from the disclosure in the Company's Form 10-K for the year ended December 31, 2016 to reflect the borrowings which occurred on January 24, 2017 and May 26, 2017 to finance the Development Projects and additional FF&E.

			Payments due by period
			(in thousands)

Period ending September 30,	Casino Lease	Golf Course Lease	Entertainment Village Lease	FF&E Financing Payments	Kien Huat Montreign Loan (1)	Term B Loan (2)	Total Payments

2018	$11,625	$0	$0	$12,005	$0	$2,250	$25,880
2019	7,500	88	150	16,620	—	4,500	28,858
2020	7,500	150	150	8,457	—	4,500	20,757
2021	7,850	150	150	2,067	—	4,500	14,717
2022	8,100	150	150	—	—	4,500	12,900
2023 to 2056	348,549	7,712	7,725	—	76,250	429,750	869,986
Total	$391,124	$8,250	$8,325	$39,149	$76,250	$450,000	$973,098

(1) The Kien Huat Montreign Loan includes accrued cumulative compounded interest and matures on February 24, 2024.
(2) The Term B Loan is a variable rate instrument; accordingly the payments reflected above include principal amounts only.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We currently have invested a portion of the available proceeds from the Term B Loan in short-term commercial paper and U.S. Treasury Notes with maturities of less than one year. At September 30, 2017, our investments totaled approximately $235.1 million. The investment maturity dates approximate the dates upon which the proceeds will be used under the terms of the Term Loan Facility to fund the Development Projects. We believe the short-term nature of these investments limits our exposure to interest rate risk.

The interest rate on the Term B Loan entered into on January 24, 2017, contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provides a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, through July 31, 2019. Accordingly, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $2.9 million for the next 12-month period ending September 30, 2018. The Kien Huat Montreign Loan has a fixed interest rate; accordingly, it does not subject us to interest rate risk.

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
We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Empire Resorts, Inc.

Dated: November 1, 2017	/s/ Ryan Eller
Ryan Eller
President - Chief Executive Officer
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Resorts, Inc.
Dated: November 1, 2017	/s/ Laurette J. Pitts
Laurette J. Pitts
Executive Vice President - Chief Financial Officer