Form 10-K
period 2017-12-31
EMPIRE RESORTS INC
filed 2018-03-19
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2017, was $80,576,245 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 15, 2018, there were 32,762,949 shares of the registrant’s common stock outstanding.
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
Our indirect wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located in Sullivan County, New York approximately 90 miles from New York City. Montreign Operating is the sole holder of a gaming license (a "Gaming Facility License") issued by the New York State Gaming Commission ("NYSGC") in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a video gaming machine ("VGM") and harness horseracing facility. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

Gaming operations

Resorts World Catskills
Resorts World Catskills is located at the site of a four-season destination resort (“Destination Resort”) being developed on approximately 1,700 acres (the “EPT Property”) in the Town of Thompson, New York. The EPT Property is owned by EPT Concord II, LLC (“EPT”) and EPR Concord II, L.P. (“EPR LP”), two wholly-owned subsidiaries of EPR Properties, which is unrelated to the Company. The Casino is located in the Catskill region of New York State, which has historically been a resort area. The Destination Resort has a dedicated interchange off of New York State Route 17 at Exit 106 that delivers guests directly into the Destination Resort. Our casino operations are overseen by the NYSGC. Gaming at the Casino is permitted 24 hours a day and is limited to persons over the age of 21. Smoking is not permitted in the Casino.

Portions of the Casino opened to the public on February 5, 2018. When complete, the Casino is expected to include:

Resorts World Casino (1)	Number of Guest Rooms and Suites (2)	Approximate Casino Square Footage (3)	Slots	Gaming Tables
	332	100,000	2,151	154

(1) This table reflects the amenities expected to be available once the Casino is fully opened.

(2) When complete, the number of guest rooms and suites will include eight 1,000-1,200-square foot garden suites, seven 2,400-square foot two-story townhouse villas, and 12 penthouse-level suites. The penthouse-level suites, and several rooms beneath the penthouse level, are expected to be completed in late 2018.

(3) The casino floor includes a 6,500-square foot poker room, a 3,800 square-foot VIP/high limit area located on the main gaming floor and a separate 4,000-square foot private gaming area containing private VIP gaming salons.

Monticello Casino and Raceway
Monticello Casino and Raceway is a VGM and year-round harness horseracing facility. Monticello Casino and Raceway is approximately three miles away from the Destination Resort, is directly adjacent to New York State Route 17 and has highly visible signage and convenient access from Exit 104 of New York State Route 17.

VGM Operations
Monticello Casino and Raceway operates VGMs, which includes video lottery terminals (“VLTs”) and electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. ETGs include the games of roulette, blackjack and 3-card poker. Monticello Casino and Raceway currently features 1,070 VLTs and 40 ETGs (collectively 1,110 VGMs) on a 45,000-square foot gaming floor with a separate high stakes VGM area. Monticello Casino and Raceway also has three dining options which include a food court, restaurant and sports bar.

The VGMs at Monticello Casino and Raceway are owned by New York State and are overseen by the NYSGC. Revenues derived from our VGM operations consist of VGM revenues and food and beverage revenues. Gross VGM revenues consist of the total amount wagered at our VGMs, less prizes awarded. Video lottery gaming is permitted for no more than 20 consecutive hours per day and on no day can such operation be conducted past 6:00 a.m.

Raceway Operations, Simulcasting and Pari-mutuel Wagering Activities

Raceway operations, which include live harness horseracing, simulcasting and pari-mutuel wagering activities in New York State, are overseen by the NYSGC. In a letter dated December 15, 2017, the NYSGC approved MRMI’s racetrack and simulcast license renewal applications for calendar year 2018. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

We derive our racing, simulcasting and pari-mutuel wagering revenue principally from the following:

•	wagering at Monticello Casino and Raceway on live races run at Monticello Casino and Raceway and races broadcast from out-of-state racetracks using import simulcasting;

•	fees from wagering at out-of-state locations and internationally on races run at Monticello Casino and Raceway using export simulcasting; and

•	revenue allocations, as prescribed by law, from betting activity at off-track betting facilities in New York State.

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

Marketing

    Our marketing efforts are conducted through various channels. These channels include radio, television, print, outdoor and digital throughout the Hudson-Valley Catskill region and the larger New York City metropolitan area. Our more targeted marketing efforts are conducted through direct mail and email. We maintain websites to inform individuals about Resorts World Catskills and Monticello Casino and Raceway and utilize several social media sites to promote our brands, unique events, and special deals. Further, our direct marketing efforts utilize advanced analytic techniques that identify patron preferences to allow us to make more relevant offers to patrons, influence incremental visits, and help build lasting patron relationships.

Resorts World Catskills

We expect Resorts World Casino will receive patronage from adults residing within the metropolitan New York City area, including New York City, northern and northwestern suburbs of New York City, northern New Jersey and northeastern Pennsylvania. The Casino has an overall drive-time advantage relative to other full-scale gaming facilities from the northern and northwestern suburbs of New York City and the Company will focus on servicing what we believe is an unmet demand in the New York metropolitan market.

When complete, the Casino will have a range of high-end offerings, including 600 square-foot hotel suites, private gaming salons, poolside townhouse villas and garden suites and a VIP reception area and players’ lounge with private elevator, which are designed to appeal to higher-end gaming patrons in the market. The Casino is integrated into the master-planned Destination Resort, which will feature a range of year-round amenities. The Casino is also convenient to recreational offerings in the Catskill Mountains.

We will leverage the Resorts World and Genting brands, which are well-known hospitality brands in the Asian markets, to target the large regional Asian gaming market and high-end Asian players. The Casino will offer various Asian-themed amenities, including table games and slot machines, an Asian gaming pit, high-end gaming and private gaming salons, and various authentic Asian food options.

We introduced a patron loyalty program to encourage patron relationships with Resorts World Catskills and increase loyalty to the Resorts World brand through unique benefits and rewards, while promoting our brand. When expanded, the patron loyalty program will include a rewards program that will allow patrons to qualify for benefits at participating Resorts World-branded resorts and in both gaming and non-gaming areas. Members may earn points for their gaming play which can be redeemed at participating properties. Information from the loyalty and rewards programs will be used to analyze patron usage and preferences by segment and individual player profile.

Monticello Casino and Raceway
Monticello Casino and Raceway receives patronage from adults residing within the surrounding counties of New York, New Jersey and Pennsylvania. The average drive-time of our current patrons is up to 60 minutes and therefore we focus on a convenience gaming market.
Monticello Casino and Raceway's mid-range offerings include gaming and dining options designed to appeal to locals and patrons interested in a more intimate and comfortable setting. Our Players' Club enables patrons to earn points that can be used for free slot play, complimentary food, merchandise, special offers, promotions, VIP invitations, discounts and coupons. The Players' Club also enables patrons to earn points when wagering on racing at Monticello Casino and Raceway.

Seasonality

The gaming market in the northeastern United States is seasonal in nature, with winter weather affecting patrons' ability to reach our facilities. However, because of the overnight accommodations at the Casino, we expect the adverse affects of winter weather to decline.

Competition

The casino entertainment industry is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. Generally, we compete directly with casino and VGM facilities operating in the immediate and surrounding areas. Due to the geographic proximity, the Casino and Monticello Casino and Raceway may compete, in part, with each other for gaming patrons. The Casino will compete with other gaming and non-gaming resorts and vacation areas, various other entertainment businesses, and will also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues.

In addition to competition from traditional gaming facilities, which is discussed in more detail below, the Casino and Monticello Casino and Raceway face competition from existing and prospective Internet gaming operations and sports wagering. In the United States, the Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") prohibits, among other things, the acceptance by a business of a wager by means of the Internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. Under UIGEA, severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions in violation of UIGEA. The law contains a safe harbor provision for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification. For example, New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack patrons to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock. New Jersey gaming regulations also authorized skill-based gaming options that appeal to a new generation of players. In October 2017, Pennsylvania signed into law new legislation also authorizes interactive gaming in the form of Internet gaming and up to five video gaming terminals at qualified truck stops. The legislation additionally authorizes fantasy sports wagering if and when it is permitted under federal law.

A number of other states have adopted or are considering adopting legislation to specifically authorize Internet poker and Internet gambling. In February 2018, the governors of New Jersey, Nevada and Delaware announced an agreement to allow Internet poker operators to pool players with partner sites in those states. New York legislators have introduced bills related to Internet gaming and Internet poker. Additionally, two state lotteries offer (and other state lotteries are considering offering) Internet instant game sales to in-state lottery customers and a number of other states, including New York, allow subscription sales of lottery draw games over the Internet. We are unable to determine whether and which, if any, legislation will be enacted and what effect it would have on our current operations.

In addition, the outcome of a U.S. Supreme Court case argued in December 2017, Governor Christopher J. Christie, et al., v. National Collegiate Athletic Association, et al., may affect state and federal policies with respect to sports wagering. This case is expected to address the question of whether the Professional and Amateur Sports Protection Act of 1992, a federal statute enacted to stop the spread of state-sponsored sports gambling, impermissibly commandeers the regulatory power of the states. In anticipation of that outcome, certain states, including New York, have adopted or are considering adopting legislation to legalize sports betting, subject to federal restrictions on sports wagering being lifted. On August 3, 2016, New York Governor Cuomo signed legislation to legalize interactive fantasy sports. The Casino is able to offer sports wagering if and when it is permitted under federal law.

Other states, such as Pennsylvania, recently passed a broad gaming expansion bill, which, among other things, authorized Internet gambling in the form of slot machines, table games and poker. This new legislation also authorized Pennsylvania's lottery to distribute lottery products, including instant ticket games, through numerous channels including web applications, mobile applications, mobile web, tablets and social media. In addition, this new Pennsylvania bill authorized land-based and Internet sports wagering in the event the federal restrictions on sports wagering are lifted. We expect Internet gaming and sport wagering to continue to be the topic of additional legislation, including the expansion of legalization efforts within New York State to venues other than holders of Gaming Facility Licenses. We are unable to determine whether and which, if any, legislation will be enacted and what effect it will have on our operations and our prospects.

Resorts World Catskills

We face competition in and from the northeastern Pennsylvania, New Jersey and Connecticut gaming markets in marketing to and attracting patrons from the New York City metropolitan area. Pennsylvania casinos are the competitors located closest to our Casino. Pennsylvania casinos operate table games and slot machines, grant casino credit and have access to unlimited non-taxable free play. The competing Pennsylvania facilities include the following: Mohegan Sun at Pocono Downs, in Wilkes-Barre, Pennsylvania, located approximately 95 miles southwest of Monticello; Mount Airy Casino Resort in Mount Pocono, Pennsylvania, approximately 70 miles southwest of Monticello; and Sands Casino Resort in Bethlehem, Pennsylvania, located approximately 95 miles southwest of Monticello. In addition, in October 2017, Pennsylvania signed into law new legislation that authorized a number of gaming expansion opportunities. The legislation authorized up to 10 new casino satellite facilities, which would operate between 300 to 750 slot machines and up to 50 table games each. Licenses for these new facilities are awarded through an auction process that began in January 2018. This legislation also authorizes interactive gaming in the form of Internet gaming and up to five video gaming terminals at qualified truck stops. The legislation additionally authorizes fantasy sports wagering if and when it is permitted under federal law. New York State has regulatory limitations on the amount of taxable free play that may be offered to patrons. This could impact our competitiveness as compared to casinos in neighboring jurisdictions.

In addition to facing potential competition from the casinos in Atlantic City, legislators in New Jersey have reviewed options to expand gaming to various locations in northern New Jersey which could increase competition. Although New Jersey voters previously defeated a referendum to amend the New Jersey State Constitution to permit two casinos in northern New Jersey, another referendum could be introduced in the future. We are unable to predict the impact additional gaming opportunities in northern New Jersey will have on our operations.

We face competition from Mohegan Sun and Foxwoods Resort Casino, both of which are located on tribal reservations in Connecticut, and from certain VGM facilities in New York State, including VGM facilities located at Yonkers Raceway and Aqueduct Racetrack, both of which are within the New York City metropolitan area.

Further, we also face potential competition from the current or future expansion of state-licensed and tribal gaming in the northeastern United States. Commercial casino gaming has expanded in the northeastern United States and is poised to expand further. These expansions, many of which are convenience gaming facilities as opposed to destination gaming facilities, may affect our revenues.

Monticello Casino and Raceway

In New York State, we face competition for our VGM guests from Orange, Dutchess and Ulster counties in New York and from a VGM facility at Yonkers Raceway. To a lesser extent, Monticello Casino and Raceway faces competition from the Pennsylvania casinos, Mohegan Sun at Pocono Downs and Mount Airy Casino Resort. These facilities are discussed above.

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

Development
The Golf Course Project and the Entertainment Project

In addition to the Casino, Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and, together with Montreign Operating and ERREI, the "Project Parties"), each of which are wholly-owned subsidiaries of Montreign Operating, are developing an entertainment village (the "Entertainment Project") and a golf course (the "Golf Course Project" and, together with the Casino and the Entertainment Project, the "Development Projects"), respectively, at the site of the Destination Resort.

On May 24, 2017, the Company received final site plan approval from the Town of Thompson Planning Board ("Planning Board") for the Entertainment Project, which will consist of a non-gaming hotel with 100-200 guest rooms, as well as dining, entertainment and retail offerings. Further, the Planning Board approved a minor amendment to the Entertainment Project's final site plan on February 14, 2018. The Company expects construction of the Entertainment Project to begin in March 2018. Montreign Operating entered into a construction manager agreement with Arc Building Partners, LLC., which is a standard construction manager agreement, with normal and customary terms, and addresses, among other things, the guaranteed maximum price of approximately $32.7 million for the Entertainment Project, completion commitments and MWBE participation in the Entertainment Project.

The Company has obtained final site approval from the Planning Board for, and has begun site preparation of, the redesign of the Golf Course Project. The Planning Board extended this site plan approval until June 2018 to allow the Company to coordinate the commencement of construction and to obtain final approval of updates to the wetlands permits from the United States Army Corps of Engineers and the New York State Department of Environmental Conservation, if required.

In addition to the Development Projects, the Destination Resort will include a waterpark lodge, which subsidiaries of EPR Properties are responsible for developing (the “Waterpark” and, together with the Development Projects, the “Initial Projects”).

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

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) for the Destination Resort. EPR has agreed to make a minimum capital investment of $120 million with respect to the Waterpark and the infrastructure for the Destination Resort. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a Completion Guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless Montreign Operating fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

On January 24, 2017, the MDA was amended to (a) reflect that EPR has secured bond financing in connection with its infrastructure development obligations and (b) account for increases in the common infrastructure budget (and corresponding increases in Empire’s common infrastructure cap amount) in connection with the development of additional roads and increase in the budgeted amounts for New York State electric and gas costs. EPR financed the costs of the infrastructure by the issuance of tax-exempt bonds by a local development corporation. The debt service for these infrastructure bonds will be funded through special district tax assessments, a portion of which will be allocated to each of the parcels on which the Initial Projects are being built. EPR and the Project Parties have agreed to a capped dollar amount on the special district tax assessment for each of the parcels on which the Development Projects are being built, above which the Project Parties will not be responsible. The changes to Empire’s common infrastructure cap amount were also reflected in each of the amendments to the Casino Lease, Golf Course Lease and Entertainment Project Lease.

On January 24, 2017, Empire agreed to issue a completion guaranty of up to $30 million for the Casino, under the terms of a term loan agreement negotiated for the construction of the Casino.

Intellectual Property

RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS Licensed Marks may be assigned or sublicensed only in certain limited circumstances. However, any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with on-line gaming in addition to the Permitted Uses.
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in the Entertainment Project or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement.
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

Trademarks

Our principal intellectual property consists of trademarks for Montreign Operating and Monticello Casino and Raceway and includes the license agreement to use the RWS Licensed Marks. These trademarks are brand names under which we market our properties, venues and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we develop will attract patrons to our facilities.It is our intent to pursue and maintain the trademark registrations consistent with our goals for brand development and identification, and enforcement of our rights.

Employees and Labor Relations

As of March 15, 2018, we had approximately 1,600 full-time and 150 part-time employees, which includes employees hired in connection with the Casino. As of December 31, 2017, we had approximately 428 full-time and 37 part-time employees. We had collective bargaining agreements with unions covering approximately 94 of our employees as of December 31, 2017. The collective bargaining agreement covering approximately 75 employees at Monticello Casino and Raceway is scheduled to expire on March 31, 2018. We will begin negotiations with a bargaining unit for a collective bargaining agreement for certain employee groups at Resorts World Catskills. We consider our employee relations to be good.

Regulation and Licensing

The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. The Casino and Monticello Casino and Raceway are subject to extensive regulation under the laws, rules, and regulations of New York State. These laws, rules, and regulations generally concern the conduct of operations as well as the responsibility, financial stability, and character of the facilities, owners, managers, and persons with financial interests in the gaming operations. Individuals and entities, including investors and vendors conducting business with us, must file license/registration applications with the NYSGC, and in some instances must submit to background investigations by the New York State Police in order to prove suitability for licensure/registration. Application, fingerprinting and investigative fees must be paid by us or by the individual or entity seeking licensure or registration. Failure to obtain and maintain a license or registration, as applicable, could require us to sever our relationship with such individuals and/or entities, which could have a material adverse effect on our operations or the Development Projects.

Our businesses are also subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and federal anti-money laundering ("AML") laws, as further discussed below. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operations or the Development Projects.
Gaming Act and Gaming Facility License
The operations of the Casino are subject to regulation by the NYSGC, Division of Gaming. The Upstate New York Gaming and Economic Development Act ("Gaming Act") provides, among other things, the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorized the NYSGC to award up to four Gaming Facility Licenses. Effective March 1, 2016, the NYSGC awarded Montreign Operating the sole Gaming Facility License in the Hudson Valley-Catskills region. The Gaming Facility License has an initial duration of 10 years from March 1, 2016 and will be renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The NYSGC also awarded one Gaming Facility License in the Albany region and two Gaming Facility Licenses in the eastern Southern Tier/Finger Lakes region. The Gaming Act provides that no casinos shall be authorized in Bronx, Kings, New York, Queens or Richmond counties. New York State may, however, legislatively authorize additional Gaming Facility Licenses.
The Gaming Act provides for a seven-year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further Gaming Facilities can be licensed by the NYSGC without legislative action. If the New York State legislature authorizes additional Gaming Facility Licenses within this exclusivity period, holders of the original four Gaming Facility Licenses shall have the right to recover a pro rata portion of the license fee paid.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. The tax rate on slot machines at the Casino is 39% and the tax rate on table games is 10%. Although free play allowances are not established by the Gaming Act, the NYSGC has promulgated a regulation that limits non-taxable free play to 15%, although the NYSGC may, at its discretion, authorize deviations from these limitations.

Moreover, the Gaming Act deems the Casino to be a New York State agency for its capital projects for the purpose of participation by minority-owned and woman-owned business enterprises ("MWBEs") and the NYSGC regulations require all contracts with Montreign Operating that are in excess of $25,000 to be reviewed by the NYSGC for the purpose of MWBE participation.

Regulatory Permits and Approvals Relating to the Development Projects

The Casino

The Casino received all approvals and permits required to begin construction in February 2015 and began construction soon thereafter. In June 2015, Montreign Operating submitted certain changes in the design of the Casino, which received approval in July 2015. As of February 5, 2018, Montreign Operating had received its Operation Certificate in order to begin gaming operations at the Casino, which is subject to NYSGC's authority to revoke, suspend, limit or otherwise alter such Operation Certificate and shall remain in full force and effect as long as Montreign Operating remains licensed.

Entertainment Project and Golf Course Project

On December 8, 2016, the Company submitted to the Planning Board an application for site plan approval for the hotel to be located within the Entertainment Project. On May 24, 2017, the Planning Board adopted a resolution granting final site plan approval with conditions for the hotel. The Planning Board approved a minor amendment to the final site plan on February 14, 2018. The Company expects construction of the Entertainment Project to begin in March 2018.

The Company has obtained final site approval from the Planning Board for, and has begun site preparation of, the redesign of the Golf Course Project. The Planning Board extended this site plan approval until June 2018 to allow the Company to coordinate the commencement of construction and to obtain final approval of updates to the wetlands permits from the United States Army Corps of Engineers and the New York State Department of Environmental Conservation, if required.

VGM and Racing Operations

Our VGM, harness horseracing and simulcast activities in New York State are overseen by the NYSGC, Division of Lottery and Division of Horse Racing and Pari-Mutuel Wagering, respectively. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. In a letter dated December 15, 2017, the NYSGC approved MRMI’s racetrack and simulcast license renewal applications for calendar year 2018. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

We generate revenue from our VGM operations by receiving a commission on the gross revenue generated by the VGMs. The rate of this commission is set by statute. From April 1, 2008 until March 31, 2018, the statute provides that 41% of gross VGM revenue be distributed to us as a commission. Effective as of April 1, 2018, the statute would reduce the commission rate to 39% of gross VGM revenue. However, with the arrival of casinos into the regions in which VGM facilities are currently operating in New York State, the Gaming Act provides that the commission payable to VGM facilities will be increased over the statutory amount and equalized to the blended tax rate payable by holders of Gaming Facilities Licenses with respect to gross gaming revenue generated on table games and slot machines. Accordingly, we expect the commission we receive on our VGM operations for the period following the opening of the Casino will equal the blended tax rate on the Casino's gross gaming revenue. There is also a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. In addition, the statute provides for subsidized free play allowance of 15%.

The Gaming Act includes provisions intended to minimize the impact on horsemen of declining revenue at VGM facilities as a result of the introduction of casinos into the region. If VGM facilities are unable to maintain required purse support payments to horsemen at licensed racetracks in amounts equal to at least the 2013 payment amounts, as adjusted for the consumer price index, the holder of a Gaming Facility License in the region in which the licensed racetrack is located is required to make whole the deficit. Accordingly, if the purse support payments from Monticello Casino and Raceway to the horsemen are below the dollar levels realized in 2013, then the Casino must make whole the deficit.

Anti-Money Laundering Laws

        The operations of the Casino and Monticello Casino and Raceway are subject to federal AML laws. The AML laws relate to the reporting of large cash transactions and suspicious activity and include screening transactions against lists maintained by the Office of Foreign Assets Control in order to prevent the processing of transactions to or from certain countries, individuals, nationals and entities. Our AML policy was developed by applying a risk-based approach and is tailored to our business activities and patron risk profiles. The risk assessment will be updated and revised to reflect changes in our business to ensure sufficiency and effectiveness of our AML policy. Failure to comply with the AML laws could subject us to significant fines and penalties.
Website Access
Our website addresses are www.empireresorts.com, www.rwcatskills.com, and www.monticellocasinoandraceway.com. Our filings with the Securities and Exchange Commission are available at no cost on www.empireresorts.com as soon as practicable after the filing of such reports with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Relating to our Substantial Indebtedness

Our substantial indebtedness and significant financial commitments, including the fixed component of our rent payments to EPR, could adversely affect our operations and financial results and impact our ability to satisfy our obligations.

As of December 31, 2017, we had approximately $466 million of principal amount of indebtedness outstanding, including $450 million of borrowings outstanding under the Term B Loan of the Term Loan Facility (with an additional borrowing capacity of $70 million under the Term A Loan of the Term Loan Facility), $16 of borrowings outstanding under the Bangkok Bank Loan (with an additional borrowing capacity of $4 million), no borrowings under the Revolving Credit Facility (with borrowing capacity of $15 million, of which $9 million was drawn on January 23, 2018 and $4 million was drawn on February 12, 2018) and $20 million of borrowing capacity under the Kien Huat Backstop Loan (which capacity can be used solely to repay the Bangkok Bank Loan). Any increase in the interest rates applicable to our principal debt agreements, which are referenced above, or to our future borrowings, would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. To the extent Montreign Operating is unable to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into Montreign Operating would be limited by the covenants in the Bangkok Bank Loan and our business, financial condition and results of operation would be materially adversely affected.

In addition, our substantial indebtedness and significant financial commitments could have important negative consequences on us, including:

•	increasing our exposure to general adverse economic and industry conditions;

•	limiting our flexibility to plan for, or react to, changes in our business and industry;

•	making it more difficult for us to make payments on our indebtedness; or

•	placing us at a competitive disadvantage compared to less-leveraged competitors.

Moreover, the Entertainment Village and Golf Course will continue to be capital intensive. To the extent that we cannot fund expenditures from the proceeds of the Term Loan Facility and cash generated by our operations, funds must be borrowed or otherwise obtained. These projects may require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our indebtedness and to make planned expenditures.

Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If regional and national economic conditions deteriorate we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments. We cannot provide assurance that our business will generate sufficient cash flow from operations. We cannot provide assurance that future borrowings will be available to us under our Term Loan Facility, Revolving Credit Facility or Bangkok Bank Loan Agreement in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot provide assurance that we will be able to access the capital markets in the future to borrow additional indebtedness on terms that are favorable to us.

The agreements governing our Term Loan Facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Covenants governing our Term Loan Facility and certain of our other indebtedness restrict, among other things, our ability to:

•	pay dividends or distributions, including from subsidiaries to Empire, repurchase or issue equity, prepay certain debt or make certain investments;

•	incur additional debt, including limiting our ability to borrow further capital needed to complete the Development Projects, if needed;

•
direct a significant portion of our available cash to the payment of principal and interest on our indebtedness, thereby reducing our use of available cash to fund our operations, capital expenditures and future business opportunities;

•	incur liens on assets; and

•	sell assets or consolidate with another company or sell all or substantially all of our assets.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness. In addition, the Term Loan Agreement requires us to satisfy certain financial covenants, including a maximum first lien net leverage ratio and a minimum interest coverage ratio. Any default under the Term Loan Facility or the other principal debt agreements could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt. The ability to make payments of principal and interest on indebtedness will depend on the future performance of the Casino, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If sufficient cash flow is not generated from operations to service such debt, we may be required, among other things, to:

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

Defaults under the Term Loan Agreement, the Revolving Credit Agreement or the Bangkok Bank Loan Agreement could result in a substantial loss of our assets.

We have pledged a significant portion of our assets as collateral under the Term Loan Agreement, the Revolving Credit Agreement and the Bangkok Bank Loan Agreement. A failure to repay any of this indebtedness as it becomes due or to otherwise comply with the covenants contained in any of our principal debt agreements could result in an event of default thereunder. If not cured or waived, an event of default under any of our principal debt agreements could enable the lenders thereunder to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. The lenders could also elect to foreclose on our assets securing such debt. Such actions by the lenders could cause cross defaults pursuant to the terms of our principal debt agreements. In such an event, the Company may not be able to refinance or repay all of its indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

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

Risks Relating to our Business
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

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts; and travel. If our competitors operate more successfully than we do, if they attract patrons away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our patrons could have a significant adverse effect on our business, financial condition and results of operations.

We expect that competition from internet gaming will continue to grow and intensify.

We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. Several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department’s December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013, Nevada amended its internet gaming law to permit Nevada-licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state on-line poker wagering, and in November 2013, New Jersey authorized intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos may offer internet gambling games subject to regulations of the New Jersey Division of Gaming Enforcement (the "NJDGE"). The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10-year sunset provision. A number of New Jersey casinos participate in intrastate internet gaming. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market our gaming products to our patrons in the face of stiff competition as well as the availability of internet gaming in jurisdictions in which we operate casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their patrons to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert patrons from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law.

New York State could grant additional Gaming Facility Licenses in our area or in New York City or the surrounding counties earlier than the expected seven-year blackout period, which could significantly increase the already intense competition in the northeastern United States and cause us to lose or be unable to gain market share.

The Gaming Act provides for the award of up to four Gaming Facility Licenses in three regions of upstate New York, including our area, and prohibits the issuance of Gaming Facility Licenses in the “downstate” region, which includes New York City and its surrounding counties. The award of such a Gaming Facility License is intended to be exclusive for a period of seven years commencing on the date of our award of the Gaming Facility License, which occurred in December 2015. We can provide no assurance that the New York State government will not change this law and issue additional Gaming Facility Licenses before the expiration of this seven-year exclusivity period. If the New York State government were to allow additional competitors to operate in our area or in other regions of New York through the grant of additional Gaming Facility Licenses, we would face additional competition, which could significantly increase the already intense competition in the northeastern United States and cause us to lose or be unable to gain market share.

Our inability or the inability of our subsidiaries, key personnel, significant stockholders, vendors financial sources or joint venture partners to obtain or maintain required gaming regulatory licenses, permits or approvals could prevent us from operating our facilities or otherwise adversely impact our results of operation.

Gaming is a highly regulated industry that is subject to extensive federal, state, provincial, and/or local laws, regulations and ordinances that are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibilities, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals. In addition, some of the licenses that we and our subsidiaries, officers, directors, principal stockholders, financial sources and vendors hold expire after a relatively short period of time and thus require frequent renewals and reevaluations. Obtaining these licenses in the first place and the renewal process involves a subjective determination by the regulatory agencies. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the state of New York as intended. If we or our subsidiaries, financial sources or vendors do not obtain and maintain the required licenses, permits and approvals, we or such individuals or entities, may be required to divest any interest in our current or future gaming facilities or our current gaming facilities risk losing their licenses. These laws, regulations and ordinances may also affect the operations of our gaming facilities or our plans in pursuing future projects. Any adverse developments in the regulation of the gaming industry in New York State could be difficult to comply with and could significantly increase our costs, which could cause our operations to be unsuccessful.

Changes in the laws, regulations, and ordinances (including local laws) to which our gaming operations are subject, and the application or interpretation of existing laws and regulations to our operations, may adversely affect our results of operation.

Casino gaming is still a relatively new industry in New York and many of the rules and regulations governing casino gaming are still evolving and subject to interpretation. Under the Gaming Act, the NYSGC has extensive authority to regulate gaming activities. The NYSGC also has the authority to interpret the Gaming Act, which has far-reaching effect on our business decisions. For example, the NYSGC decides whether a gaming option available at the Casino constitutes a slot machine or table game and that decision impacts the choices we make on laying out the gaming floor. Certain provisions of the gaming regulations that have significant impact on our operations, such as the allowance for free play, are promulgated by the NYSGC and not established by the Gaming Act. The NYSGC has further discretion to deviate from the established free play allowance and to revoke such deviation at any time. Moreover, lack of visibility into the applicability of, and the expense related to complying with, specific licensing requirements and background investigations means we are unable to pass on these costs to vendors and employees and thereby reduce our costs of operation. The uncertainty surrounding the evolving interpretations of the Gaming Act and the regulations promulgated by the NYSGC may hinder our ability to negotiate agreements with third parties, such as a vendor or a junket enterprise, and establish policies relating to our workforce because we are unable to effectively judge the relative costs and benefits of these relationships. These new or changing regulations and interpretations of the Gaming Act, as well as the uncertainty of the NYSGC's further actions with respect to such regulations and interpretations could adversely affect our results of operations.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of global economic conditions.

Consumer demand for resort casinos, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to changes in the global economy, which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general global economic conditions, high unemployment, weakness in housing or oil markets, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the global economy, or fears of war and future acts of terrorism have in the past and could in the future reduce patron demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

The loss or a reduction in the play of our most significant patrons could have a material adverse effect on our business, financial condition, results of operations and cash flows. A downturn in economic conditions in the countries in which these patrons reside could cause a reduction in the frequency of visits by and revenue generated from these patrons.

Also, consumer demographics and preferences may evolve over time, which, for example, has resulted in growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to those trends and any failure to do so may negatively impact our operating results.

We are subject to greater risks than a geographically diverse company.
Our operations are limited to the Catskills region of New York State, which has been affected by a decades-long decline in economic conditions. We expect that a majority of the patrons for our Casino will come from the New York metropolitan area. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the Catskill region or the New York metropolitan area could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers, which could result in a decrease in the number of patrons at our facilities, the frequency of their visits and the average amount that they would be willing to spend at our facilities. We are subject to greater risks than more geographically diversified gaming or resort operations, including:

•	a downturn in national, regional or local economic conditions;

•
an increase in competition in New York State or the northeastern United States and Canada, particularly for day-trip patrons residing in the New York metropolitan area, including as a result of other gaming and entertainment operations in New York State, Connecticut, New Jersey and Pennsylvania;

•	impeded access due to road construction or closures of primary access routes; and

•	adverse weather and natural and other disasters in the northeastern United States.
The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flow to make payments on our obligations.

We are required to pay a portion of our cash flows as fixed and percentage rent under the Casino Lease and as a fee under the RWS License Agreement, which could adversely affect our ability to fund our operations and growth, service our indebtedness and limit our ability to react to competitive and economic changes.

From March through August 2018, Montreign Operating is required to make monthly fixed rent payments of $1 million under the lease of the parcel on which the Casino was constructed (the "Casino Lease"). Beginning in September 2018, Montreign Operating is required to make annual rent payments of $7.5 million under the Casino Lease, subject to an 8% escalation every five years. In addition to fixed rent, beginning in September 2018 and through the remainder of the term of the Casino Lease, Montreign Operating is obligated to pay an annual percentage rent equal to five percent of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) in excess of the base rent. Furthermore, beginning on the date on which the Casino opened to the public, Montreign Operating is required to pay RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year for its use of the RWS Licensed Marks. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement. As a result, our ability to fund our own operations, service our debt and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Casino Lease and RWS Agreement may:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of our cash flow from operations to making rent payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make acquisitions, divestitures and engage in other significant transactions; and

•	cause us to lose our rights with respect to the property leased under the Casino Lease or the RWS Licensed Marks if we default on the Casino Lease or the RWS License Agreement, respectively.

Any of the above factors could have a material adverse effect on our business, financial condition and results of operations.
We depend on our skilled employees and key personnel and the loss of their services would adversely affect our operations and business strategy.
The operation of our businesses requires qualified executives, managers and skilled employees with gaming, hospitality and horse racing industry experience and qualifications to enable such individuals to obtain and maintain the requisite licenses and approvals from the NYSGC. We also place substantial reliance on the gaming, project development and hospitality industry experience and knowledge of the northeastern United States gaming market possessed by members of our senior management team. If we are unable to maintain our key personnel and attract new skilled employees with high levels of expertise in the gaming areas in which we engage and propose to engage, or are unable to do so without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our executive management and the hiring of strategic personnel at reasonable costs. Competition for skilled employees and qualified executives is intense and we can give no assurance that we would be able to hire a qualified replacement with the required level of experience and expertise for any current members of our senior management, if required to do so. Accordingly, if any of our current key executives were unable or unwilling to continue in his or her present position, or we were unable to attract a sufficient number of qualified employees at reasonable rates, our business, results of operations and financial condition would be materially adversely impacted. Additionally, recruiting and hiring a replacement for any skilled employees or executive management position could divert the attention of other senior management and increase our operating expenses.

Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

We are party to four collective bargaining agreements with different unions at our Monticello Casino and Raceway property. We will begin negotiations with a negotiating unit for a collective bargaining agreement for certain employee groups at Resorts World Catskills. Further, we expect that additional agreements may be added in the future for Resorts World Catskills. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.

In addition, the unions with which we have collective bargaining agreements or other unions could seek to organize groups of employees at our properties that are not currently represented by unions. Union organization efforts could cause disruptions in our businesses and result in significant costs. Any unexpected shutdown of our properties from a work stoppage or strike action could have a material adverse effect on our businesses and results of operations. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage patrons, including convention and meeting groups, from visiting our properties. We cannot assure that we can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of our properties.

We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

We conduct our gaming activities on a credit as well as a cash basis. The casino credit we extend is generally unsecured and due on demand. We will extend casino credit to those patrons whose level of play and financial resources, in the opinion of management, warrant such an extension. The collectability of receivables from international patrons could be negatively affected by future business or economic trends or by significant events in the countries in which these patrons reside.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of New York, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

We face the risk of fraud and cheating.

Our gaming patrons may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Win rates for our gaming operations depend on a variety of factors, some of which are beyond our control.

The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played, the amount of time played and undiscovered acts of fraud or cheating. Our gross gaming revenues are mainly derived from the difference between our casino winnings and the casino winnings of our gaming patrons.

Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming patrons.

In addition, premium gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

Our table games business is subject to volatility which could adversely affect our financial condition.

Table gaming, especially high-end table gaming, is more volatile than other forms of gaming, and variances in table games hold percentage may have a positive or negative impact on our quarterly revenues and operating results. Negative variations in quarterly revenues and operating results could adversely affect our financial condition.

Our business could be affected by weather-related factors.

Our results of operations could be adversely affected by weather-related factors, such as hurricanes and blizzards and other unfavorable winter weather conditions. Such weather conditions may discourage potential patrons from traveling or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our operating results and ability to meet our financial obligations.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our patrons may result in reduced visitation to Resorts World Catskills and Monticello Casino and Raceway and a reduction in our revenues.

Negative conditions affecting the lodging industry may have an adverse effect on our revenues and cash flows.

We depend on revenues generated from our hotel, together with revenues generated from other portions of the facilities, to meet our financial obligations and fund our operations. Revenues generated from our hotel are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

•	changes in the local, regional or national economic climate, including economic recessions;

•	changes in local conditions such as the supply of hotel properties;

•	decreases in the level of demand for hotel rooms and related services;

•	the attractiveness of our hotel to patrons;

•	cyclical over-building in the hotel industry;

•	changes in travel patterns;

•	public health concerns affecting public accommodations or travel generally or regionally; and

•	changes in room rates and increases in operating costs due to inflation and other factors.

Casinos are subject to Anti-Money Laundering Laws.

We deal with significant amounts of cash in the operations and will be subject to various reporting and anti-money laundering regulations. We cooperate with all such inquiries. Any violation of AML laws or regulations, on which in recent years governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our properties could have a material adverse effect on our businesses, performance, prospects, value, financial condition and results of operations.

We have implemented internal control policies and procedures and employee training and compliance programs to deter prohibited practices. However, such policies, procedures and programs may not be effective in prohibiting our directors, employees, vendors or agents from violating or circumventing our policies and the law. If we or our directors, employees, vendors or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Instability and volatility in the financial markets could have a negative impact on our ability to raise additional capital to expand our businesses.

We may need to raise additional capital or incur additional indebtedness to finance our plans for growth. Instability and volatility in the financial markets caused by general economic conditions or otherwise may impede our ability to raise capital in the public or private credit or equity markets to fund our business strategy on terms we believe to be reasonable, if at all. Meanwhile, existing indebtedness, such as the Term Loan Facility and Revolving Credit Facility contain restrictive covenants that limit our ability to incur debt at all. Moreover, we may be unable to raise capital on terms acceptable to the Company. An inability to obtain the capital we need to finance our growth plans may adversely effect our operations and business prospects.

We may be subject to environmental liability as a result of unknown environmental hazards.

We are subject to various federal, New York State and local environmental laws and regulations that govern our operations and the construction of the Development Projects, including emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in regulatory fines, legal fees and costs for remediation. Such fines and costs could be related to our storage, handling and disposal of waste from our racing operations, the existence of asbestos at Monticello Casino and Raceway and the existence of environmental conditions at the site of the Development Projects, which could have a material adverse effect on our businesses, financial condition or results of operations.
Our information technology and other systems are subject to cyber security risk including misappropriation of patron information or other breaches of information security.
We rely on information technology and other systems to maintain and transmit patrons' personal and/or financial information, credit card information, mailing lists and other information. We have taken steps designed to safeguard our patrons' personal and financial information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of any security breach, such measures cannot provide absolute security.

Risks Relating to the Development Projects

Construction at the Development Projects, which is still ongoing, is subject to hazards that may cause personal injury or loss of life, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

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

The costs associated with the Casino and the Development Projects may increase due to risks inherent in the design and development of such projects and their construction.

The construction of the Development Projects subjects us to significant risks inherent in the construction of a new facility, including unanticipated design, construction, regulatory and environmental problems. The Development Projects could also experience:

•	changes to plans and specifications (some of which may require the approval of the NYSGC), even after the opening of such facilities;

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	inability of contractors and subcontractors to obtain and maintain required licenses issued by the NYSGC;

•	inability to meet MWBE participation goals;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals with respect to the Entertainment Project and Golf Course Project.

The occurrence of any of these development and construction risks could increase the total costs of the Development Projects or delay or prevent the construction or opening or otherwise affect the design and features of the Development Projects, all of which could materially adversely affect our financial condition and cause us to require additional external financing.

The Casino has limited operating history and the Entertainment Project and the Golf Course have no operating history. Our expectations for the operations of such properties may not serve as an adequate basis to judge our future operating results and prospects.
There is no historical information available about the Entertainment Project or the Golf Course Project upon which you can base your evaluation of their respective business plans and prospects. The Casino has recently begun to generate revenue and the Entertainment Project and Golf Project will begin generating revenue when they are open to the public. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as a company seeking to develop and operate a major new development project and gaming businesses in a rapidly growing and intensely competitive market.
We have encountered and will continue to encounter risks and difficulties frequently experienced by companies developing a major new project, and those risks and difficulties may be heightened in a rapidly developing market such as the gaming market in the northeastern United States. Some of the risks relate to our ability to:

•	complete our construction projects within their anticipated time schedules and budgets;

•	attract and retain patrons and qualified employees;

•	operate, support, expand and develop our operations and our facilities;

•	maintain effective control of our operating costs and expenses;

•	develop and maintain internal personnel, systems and procedures to assure compliance with the extensive regulatory requirements applicable to the gaming business;

•	respond to changes in our regulatory environment; and

•	respond to competitive market conditions.

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

Even if the Casino, the Entertainment Project and the Golf Course Project are completed as planned and opened, they may not be financially successful, which would limit our cash flow and would materially adversely affect our operations and our ability to repay our debt.
Even if the Casino, the Entertainment Project and the Golf Course Project are completed as planned, one or more still may not be a financially successful venture or generate the cash flows that we anticipate. We cannot assure that the level of consumer demand for the Casino or for the type of luxury amenities that we will offer will meet our expectations, and we may not attract the level of patronage that we are seeking. If the Casino, the Entertainment Project or the Golf Course Project do not attract sufficient business, this will limit our cash flow and would materially adversely affect our operations and our ability to service payments under our debt agreements. Additionally, the demands imposed by new developments on our managerial, operational and other resources may impact our operation of our existing Monticello Casino and Raceay facility.  If any of these issues were to occur, it could adversely affect our prospects, financial condition, or results of operations.

Our business depends on a strong brand and if we are not able to build, maintain and enhance our brand, our ability to expand our market will be impaired and our business and operating results will be harmed.

On March 31, 2017, we entered into the RWS License Agreement, pursuant to which RWS granted to Montreign Operating the non-exclusive, non-transferable, revocable and limited to right to use certain “Genting” and “Resorts World” trademarks. Building, maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.

We consider the Resorts World brand name under which we market our facility, property and services to be important to our business since it has the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract patrons to our facilities. We anticipate the possibility that income generated from high-end gaming patrons can cause variability in our results.
Risks Relating to our Ownership Structure
Stockholders’ ability to influence corporate decisions may be limited because our major stockholder owns a large percentage of our common stock.
Kien Huat is the beneficial holder of 28,914,606 shares of our common stock, representing approximately 88.0% of our voting power as of March 15, 2018. Under the terms of an investment agreement dated November 12, 2009 (the “Investment Agreement”), between the Company and Kien Huat, if any option or warrant outstanding as of the final closing under the Investment Agreement, or the first 200,000 shares granted to directors or officers who served in such capacity as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right (following notice of such exercise) to purchase an equal number of additional shares of our common stock as are issued upon such exercise at the exercise price for the applicable option or warrant (such rights the "Option Matching Rights"). As of December 31, 2017, Kien Huat had approximately 3,000 Option Matching Rights.
Under the terms of the Investment Agreement, Kien Huat is also entitled to recommend three directors candidates whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat will continue to be entitled to recommend three directors candidates for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as Board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Emanuel Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. Although Kien Huat has expressed no interest in doing so, Kien Huat is not restricted from acquiring additional shares of our common stock, including through open market purchases. However, on February 17, 2016,and as amended on December 28, 2017, we entered into a letter agreement with Kien Huat (the "Kien Huat Letter Agreement"), wherein Kien Huat agreed, for a period of four years from the date of the Kien Huat Letter Agreement, to seek certain approvals of the Board of Directors and minority shareholders in connection with any "going-private" transaction. Notwithstanding the Kien Huat Letter Agreement, this concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.

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
The market price of our common stock has in the past been, and may in the future continue to be, volatile. For instance, between January 1, 2017 and March 10, 2018, the closing price of our common stock has ranged between $15.49 and $30.98 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including, but not necessarily limited to the following:

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
A portion of our outstanding shares are held by directors and executive officers and a significant portion of our outstanding shares are held by Kien Huat, our largest stockholder. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock, or the perception that substantial resales may be made by such stockholders could adversely impact the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Actual or potential sales by these insiders, including those under a prearranged Rule 10b5-1 trading plan may adversely impact the market price of our stock.

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

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. In 2017, 2016 and 2015, we generated approximately $2.9 million, $2.9 million and $3.3 million, respectively, of revenues from the import and export simulcasting of out-of-state racing, of which approximately $1.4 million, $1.4 million and $1.7 million, respectively, were due to the horsemen. A continued decrease in attendance at live events and in on-track wagering, continued decline in the horse population and available drivers, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

The Casino and the Related Development Projects

The Casino is located at the site of the Destination Resort being developed on approximately 1,700 acres in the Town of Thompson in Sullivan County, New York, which is owned by EPR Properties, an entity unrelated to the Company. The Entertainment Project and the Golf Course are being developed on parcels adjacent to the Casino. The Company also has opportunities for future expansion on the existing and adjacent parcels within the Destination Resort. The Project Parties lease from subsidiaries of EPR Properties the parcels on which the Development Projects are located. The terms of such leases are described below.

Casino Lease

On December 28, 2015, Montreign Operating entered into the Casino Lease with EPT for the lease of the parcel on which the Casino was constructed (the "Casino Parcel"). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086 and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the "Termination Option") at least 12 months prior to each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease (each such anniversary, an "Option Date"). Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease will be automatically terminated effective as of the applicable Option Date.

The following table represents the future fixed rent payments under the Casino Lease at December 31, 2017:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$10,500
2019 (2)	7,500
2020 (2)	7,500
2021 (2)	8,000
2022 (2)	8,000
2023 to 2056 (2)	346,624

(1)	From March 1, 2017 through August 31, 2018, fixed rent is $1 million per month.

(2)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent will equal $7.5 million per year, subject to an eight percent escalation every five years (the "Base Amount").

In addition to fixed rent, beginning in September 2018 and through the remainder of the term of the Casino Lease (the "Percentage Rent Period"), Montreign Operating is obligated to pay an annual percentage rent equal to five percent of the Eligible Gaming Revenue (as such term is defined in the Casino Lease) in excess of the Base Amount for the Percentage Rent Period. Additionally, the lease is a net lease, and Montreign Operating has an obligation to pay the rent payable under the Casino Lease and other costs related to Montreign Operating's use and operation of the Casino Parcel, including the special district tax assessments allocated to the Casino Parcel, not to exceed the capped dollar amount applicable to the Casino Parcel.

Golf Course Lease

On December 28, 2015, ERREI entered into a sublease ("the Golf Course Lease") with the Destination Resort Developer for the lease of the parcel on which the Golf Course will be developed (the "Golf Course Parcel"). The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due.

The following table represents the future fixed rent payments under the Golf Course Lease at December 31, 2017:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$0
2019 (2)	125
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,675

(1)
From the date the Golf Course Lease commenced and until the date on which the Golf Course opens for business, which is expected to be in Spring 2019 (the "Golf Course Opening Date"), fixed rent payments will equal $0.

(2)	From the Golf Course Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From March 2029 through the remainder of the term of the Golf Course Lease, fixed rent will equal $250,000 per year.

The Golf Course Lease is a net lease and ERREI is obligated to pay the rent payable under the Golf Course Lease and other costs related to ERREI's use and operation of the Golf Course Parcel, including the special district tax assessments allocated to the Golf Course Parcel, not to exceed the capped dollar amount applicable to the Golf Course Parcel. This obligation will not be assessed against ERREI prior to December 2020.

Entertainment Project Lease

On December 28, 2015, ERREII entered into a sublease (the "Entertainment Project Lease") with the Destination Resort Developer, for the lease of the parcel on which the Entertainment Project will be built (the "Entertainment Project Parcel" and, together with the Casino Parcel and the Golf Course Parcel, the "Project Parcels"). The terms of the Entertainment Project Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Project Lease, there is no percentage rent due.

The following table represents the future fixed rent payments under the Entertainment Project Lease at December 31, 2017:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$12
2019 (2)	150
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,713

(1)
From the date the Entertainment Project Lease commenced and until the date on which Entertainment Project opens for business, which is expected to be December 2018 (the Entertainment Project Opening Date"), fixed rent payments will equal $0.

(2)	From the Entertainment Project Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From September 2028 through the remainder of the term of the Entertainment Project Lease, fixed rent will equal $250,000 per year.

The Entertainment Project Lease is a net lease and ERREII is obligated to pay the rent payable under the Entertainment Project Lease and other costs related to ERREII's use and operation of the Entertainment Project Parcel, including the special district tax assessments allocated to the Entertainment Project Parcel, not to exceed the capped dollar amount applicable to the Entertainment Project Parcel. This obligation will not be assessed against ERREII prior to December 2020.

On January 24, 2017, each of the Casino Lease, the Golf Course Lease and the Entertainment Project Lease were amended to correct scrivener’s errors in the legal descriptions of the Project Parcels.

Purchase Option Agreement

On December 28, 2015, Montreign Operating and EPT, EPR Concord II, Destination Report Developer and EPR Concord II, L.P. ("EPR LP" and together with EPT and Destination Resort Developer, "EPR") entered into a Purchase Option Agreement (the "Purchase Option Agreement"), pursuant to which EPR granted to Montreign Operating the option to purchase (the "Purchase Option") all, but not fewer than all, of the Project Parcels for a purchase price of $175 million ($200 million after the sixth anniversary on March 1, 2022, less a credit of up to $25 million for certain previous payments made by the Project Parties). The Purchase Option commenced on December 28, 2015 and will expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

Under the Purchase Option Agreement, EPR also granted to Montreign Operating the option (the "Resort Project Purchase Option") to purchase not less than all of the balance of the contiguous acres owned by EPR (the "EPR Property"), excluding the Development Project Parcels and the Waterpark (the "Resort Property"), for an additional fee. The Resort Project Purchase Option may be exercised only simultaneously with or after the exercise of the Purchase Option. The Resort Project Purchase Option

commenced on December 28, 2015 and will expire on the earlier to occur of (a) the expiration of the Purchase Option Period or (b) March 1, 2026.

Under the Purchase Option Agreement, EPR also granted to Montreign Operating a right of first offer ("ROFO") with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign Operating, then EPR shall be precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign Operating. The ROFO commenced on December 28, 2015 and will continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

Monticello Land
Monticello Casino and Raceway is located on a 232-acre parcel of land in Monticello, New York, which is held in fee by MRMI. Monticello Casino and Raceway includes a clubhouse bar, pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted in the renovated lower level of the grandstand portion of Monticello Casino and Raceway, which includes a 45,000-square foot gaming floor. The corporate offices of the Company are located on the second floor of the building at Monticello Casino and Raceway.

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
Market Information
Our common stock is listed on the NASDAQ Global Market under the symbol “NYNY”. The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market:

	High	Low
Year ended December 31, 2016
First Quarter	$18.70	$11.38
Second Quarter	20.00	12.65
Third Quarter	20.38	14.78
Fourth Quarter	25.19	17.87
Year ended December 31, 2017
First Quarter	$24.90	$20.45
Second Quarter	25.50	22.50
Third Quarter	24.70	20.75
Fourth Quarter	29.10	20.75
Holders
According to Continental Stock Transfer & Trust Company, there were approximately 183 holders of record of our common stock at March 12, 2018.

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
Pursuant to the terms of the Bangkok Bank Loan Agreement, neither Empire nor any of its subsidiaries are permitted to declare or pay any dividends or make other payments to purchase, redeem, retire or otherwise acquire any capital stock of the Company. Such restriction will lapse upon the payment in full of any amounts outstanding under the Bangkok Bank Loan Agreement. Notwithstanding the foregoing, so long as no event of default has occurred, subsidiaries of Empire are permitted to pay dividends to Empire and Empire may pay dividends on the Series B Preferred Stock and for withholding taxes payable in connection with equity compensation programs.
The Board authorized the cash payment of Series B Preferred Stock quarterly dividends for the 2017 calendar year. Payments in the amount of $32,087 were made on April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018, respectively.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	(1)		(2)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)	Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2005 - Equity compensation plan approved by security holders	147,000	$29.64	—
2015 - Equity compensation plan approved by security holders	73,000	$24.08	2,425,934
Total	220,000	$27.79	2,425,934

(1)
These amounts reflect stock options granted under our 2005 Equity Incentive Plan (pursuant to which no grants may be made on or after May 23, 2015, but such grants may extend beyond that date) and awards that may be granted under our 2015 Equity Incentive Plan.

Performance Graph
The following graph shows a comparison of the five-year total cumulative returns of an investment of $100 in cash on December 31, 2012 in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) S&P 500, and (iv) the Dow Jones U.S. Gambling Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
This stock performance graph will not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).
Comparison of cumulative total return on investment since December 31, 2012:

	Period Ending
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Empire Resorts Inc.	100.00	220.00	352.73	163.64	206.82	245.45
S&P 500	100.00	129.60	144.36	143.31	156.98	187.47
Dow Jones U.S. Gambling Index	100.00	168.66	133.57	98.95	122.89	167.26
Nasdaq Composite Index	100.00	138.22	156.85	165.84	178.28	228.63

Item 6.	Selected Financial Data
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

	Fiscal Year Ended December 31, (amounts in thousands, except per share data):
	2017	2016	2015	2014	2013
Statement of Operations
Gross revenues	$69,893	$70,301	$71,634	$69,514	$76,418
Less: Promotional allowances	(4,042)	(2,847)	(3,468)	(4,288)	(5,457)
Net revenues	65,851	67,454	68,166	65,226	70,961
Total operating costs and expenses	95,768	91,137	102,126	79,912	91,081
Loss from operations	(29,917)	(23,683)	(33,960)	(14,686)	(20,120)
Interest expense	(19,269)	(524)	(2,643)	(9,219)	(1,405)
Interest income	2,842	10	—	—	—
Loss before income taxes	(46,344)	(24,197)	(36,603)	(23,905)	(21,525)
Income tax provision	—	—	7	7	17
Net loss	(46,344)	(24,197)	(36,610)	(23,912)	(21,542)
Dividends on preferred stock	(128)	(168)	(178)	(188)	(5,508)
Net loss applicable to common stockholders	$(46,472)	$(24,365)	$(36,788)	$(24,100)	$(27,050)

Weighted average common shares outstanding:
Basic	30,981	28,221	10,749	9,286	8,501
Diluted	30,981	28,221	10,749	9,286	8,501
Loss per common share:
Basic	$(1.50)	$(0.86)	$(3.42)	$(2.60)	$(3.18)
Diluted	$(1.50)	$(0.86)	$(3.42)	$(2.60)	$(3.18)
Other Data:
Net cash provided by / (used in):
Operating activities	$(33,933)	$(12,921)	$(31,380)	$(15,492)	$(4,342)
Investing activities, including capital costs	(432,306)	(236,196)	(20,298)	(1,549)	(6,567)
Financing activities	465,607	253,717	51,655	15,950	9,372
Capitalized Development Projects costs	(300,277)	(157,305)	(4,074)	—	—

Balance Sheet Data:
Cash and cash equivalents	$10,380	$11,012	$6,412	$6,435	$7,526
Total assets	832,238	339,758	65,418	39,867	39,047
Total long-term debt	497,095	—	17,426	17,426	17,426
Series E Preferred Stock payable, including current portion	—	—	30,480	30,480	22,800
Stockholders' equity/(deficit)	271,321	279,566	(1,459)	(17,101)	(9,775)

Operating Data:
Total number of video gaming machines	1,110	1,110	1,110	1,110	1,110
Total number of electronic table game positions	40	40	40	20	20
Total number of video lottery terminals	1,070	1,070	1,070	1,090	1,090

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Our indirect wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located in Sullivan County, New York, approximately 90 miles from New York City. Montreign Operating is the sole holder of a gaming license ( a "Gaming Facility License") issued by the New York State Gaming Commission ("NYSGC") in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate    Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a video gaming machine ("VGM") and harness horseracing facility. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

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

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes from VGMs, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYSGC share of VGM revenue and the Monticello Harness Horsemen’s Association (the “MHHA”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required shares of revenue.

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
The retail value of complimentary food, beverages and other items provided to our guests is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such food, beverage and other items as promotional allowances is included in food, beverage, racing and other expense. In addition, promotional allowances include non-subsidized free play offered to the Company's guests based on their relative gaming worth and prizes included in certain promotional marketing programs.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount we expect to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received and the Company's judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and are exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Impairment of long-lived assets
The Company periodically reviews the carrying value of our long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Stock-based compensation

The cost of all stock-based awards to employees, including grants of employee stock options, restricted stock and restricted stock units ("RSU's"), is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.

Fair value

The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by FASB, for our financial assets and liabilities that had not been previously carried at fair value. The Company's financial instruments are comprised of current assets, restricted cash and investments, Interest Rate Cap, current liabilities and long-term loans. Current assets and current liabilities approximate fair value due to their short-term nature.

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

Results of Operations - Fiscal 2017 Compared to Fiscal 2016
The results of operations for the years ended December 31, 2017 and 2016 are summarized below (dollars in the table in thousands):

	2017	2016	Variance $	Variance %
Revenues:
Gaming	$60,540	$59,633	$907	2%
Food, beverage, racing and other	9,353	10,668	(1,315)	(12)%
Gross revenues	69,893	70,301	(408)	(1)%
Less: Promotional allowances	(4,042)	(2,847)	(1,195)	42%
Net revenues	65,851	67,454	(1,603)	(2)%
Costs and expenses:
Gaming	44,486	44,238	248	1%
Food, beverage, racing and other	9,709	10,174	(465)	(5)%
Selling, general and administrative	15,743	19,692	(3,949)	(20)%
Development Projects	21,558	12,970	8,588	66%
Stock-based compensation	2,755	2,722	33	1%
Depreciation	1,517	1,341	176	13%
Total costs and expenses	95,768	91,137	4,631	5%
Loss from operations	(29,917)	(23,683)	(6,234)	26%
Interest expense	(19,269)	(524)	(18,745)	—%
Interest income	2,842	10	2,832	—%
Loss before income taxes	(46,344)	(24,197)	(22,147)	92%
Income tax provision	—	—	—	—%
Net loss	$(46,344)	$(24,197)	$(22,147)	92%

Gaming revenue
Gaming revenue increased by $907,000, or 2%, for the 12 months ended December 31, 2017 ("fiscal 2017") as compared to the 12 months ended December 31, 2016 ("fiscal 2016"), from $59.6 million to $60.5 million. The increase in non-subsidized free play of $1.7 million, was a primary driver for the revenue increase. Handle decreased by approximately $10.1 million, or 1.1%, for the same period. The average daily win per unit decreased from $147.05 in fiscal 2016 to $143.11 in fiscal 2017. VGM hold percentage remained unchanged at 6.4% in fiscal 2017 versus fiscal 2016. The severe weather during the first quarter of 2017 significantly impacted gaming revenue. During the second and third quarters of 2017, we made a concentrated effort to reduce our marketing to lower-tier unprofitable player segments and we increased our marketing efforts to regain mid- and high-level tier players. While this results in lower overall win due to fewer players, it generally increases overall player profitability. We expect the opening of the Casino to cause a reduction in VGM revenues, offset by an increase in the commission we receive on such VGM revenues pursuant to the Gaming Act.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $1.3 million, or 12%, in fiscal 2017 as compared to fiscal 2016, from $10.7 million to $9.4 million. Racing revenue decreased by $138,000 in fiscal 2017 as compared to fiscal 2016. The decrease in racing revenue was primarily due to a decrease in the horse population and the number of available drivers during fiscal 2017, resulting in fewer races.

Food and beverage revenue decreased by $1.0 million in fiscal 2017 as compared to fiscal 2016. During the fourth quarter of 2016, the Company renovated the Terrace Room, which was closed from November 5 through December 19, 2016. The Terrace Room reopened as the Upper Deck as an a la carte restaurant on December 19, 2016. The Company closed the buffet restaurant Monticello Casino and Raceway on December 19, 2016. The Company opened the new sports bar, named the Press Box, in May 2017. The sports bar has gained revenue volumes in late 2017, but did not make-up for the loss in business from the buffet closure. These changes, along with the business disruption during the construction period, caused the reduction in food and beverage revenues during fiscal 2017, as compared to the prior year. Other revenue decreased by approximately $167,000 in fiscal 2017, principally due to a decrease in ATM revenue and an increase in fixed asset disposals in fiscal 2017.

Promotional allowances

Promotional allowances increased by $1.2 million, or 42%, in fiscal 2017 as compared to fiscal 2016, from $2.8 million to $4.0 million. Non-subsidized free play (free play subject to NYSGC and other commissions) increased approximately $1.7 million. Coupons, discounts and promotions decreased by $454,000 in fiscal 2017 due to the reduction in promotional activity after closing of the buffet and renovation of the Terrace Room. Players Club awards decreased by $103,000 in fiscal 2017 as compared to fiscal 2016.

Gaming costs

Gaming costs increased by approximately $248,000, or 1%, in fiscal 2017 as compared to fiscal 2016, from $44.2 million to $44.5 million, primarily due to higher NYSGC and other commissions of $537,000, resulting from higher gaming revenue. Partially offsetting these increases were decreases in gaming wages and related benefits of $192,000 as compared to fiscal 2016, primarily due to lower payroll related expenses. Other gaming expenses decreased by approximately $96,000, primarily due to lower utilities expenses.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $465,000, or 5%, in fiscal 2017 as compared to fiscal 2016, from $10.2 million to $9.7 million. The decrease was primarily caused by the decrease in cost of sales of $466,000 in fiscal 2017 as compared to fiscal 2016, caused by lower food and beverage revenues resulting from the buffet closure. Additionally, purses were $52,000 lower than fiscal 2016 due to fewer races and kitchen repairs and maintenance was $41,000 lower than fiscal 2016. Partially offsetting these decreases was an increase of $81,000 due to New York State mandated horse drug testing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $3.9 million, or 20%, in fiscal 2017 as compared to fiscal 2016, from $19.7 million to $15.7 million. Legal fees decreased approximately $1.0 million, attributable to legal fees incurred in fiscal 2016 related to financing efforts for the Casino. Additionally, a $758,000 charge was recorded in the fourth quarter of 2016 related to a contingent matter which was settled in the first quarter of 2017. Other professional service fees decreased approximately $2.0 million related to the decrease lobbying expenses in fiscal 2017. Consulting fees decreased $847,000, primarily due to costs incurred in fiscal 2016 for financing efforts not consummated related to the Development Projects. Director fees decreased $352,000 in fiscal 2017, due to the creation of the Executive Chairman position in 2016. These savings were partially offset by increases in payroll and related payroll benefits of $631,000, due to the increase in staffing during fiscal 2017 and the impact of the full year annual salary for the Executive Chairman position. Real estate taxes increased $292,000 in fiscal 2017, due to the phase out of the Empire Zone Tax Credit. Insurance expense increased $170,000 in fiscal 2017, primarily due to higher director and officer insurance premiums.

Development Projects costs

Development projects costs increased by $8.6 million, or 66%, in fiscal 2017 as compared to fiscal 2016, from approximately $13.0 million to $21.6 million. Payroll and related benefits costs increased $4.1 million in fiscal 2017, as the Company hired the management team and staff for the new Casino, primarily during latter part of 2017. Bank fees increased approximately $2.0 million, due to fees associated with the Term Loan Facility. Marketing expenses increased $856,000, due to efforts to increase branding. Professional fees increased $475,000, primarily due to higher lobbying and consulting fees. Land lease and rents increased $365,000 as compared to fiscal 2016, and real estate taxes increased $243,000, primarily due to higher assessed valuations for the property. Other development costs increased approximately $850,000, due to pre-opening expenses incurred in preparation for the Casino opening.

Stock-based compensation expense

Stock-based compensation increased by $33,000, or 1%, in fiscal 2017 as compared to fiscal 2016, from $2.7 million to approximately $2.8 million. This increase was primarily due to the amortization of compensation expense attributable to restricted stock grants, primarily for those issued during fiscal 2016. In addition, this amount included a $600,000 annual charge for compensation granted to the horsemen based on a contractual agreement pursuant to the MHHA agreement.

Interest expense
Interest expense increased $18.7 million in fiscal 2017 as compared to fiscal 2016, from $524,000 to approximately $19.3 million. The increase in interest expense was primarily due to borrowing under the Term B Loan Facility and the Kien Huat Montreign Loan and is inclusive of $2.1 million of amortized debt issuance costs.

Interest income
Interest income increased approximately $2.8 million in fiscal 2017 as compared to fiscal 2016. The increase in interest income is due to interest received on the investment of unused restricted cash and investments for Development Projects.

Results of Operations - Fiscal 2016 Compared to Fiscal 2015
The results of operations for the years ended December 31, 2016 and 2015 are summarized below (dollars in thousands):

	2016	2015	Variance $	Variance %
Revenues:
Gaming	$59,633	$60,463	$(830)	(1)%
Food, beverage, racing and other	10,668	11,171	(503)	(5)%
Gross revenues	70,301	71,634	(1,333)	(2)%
Less: Promotional allowances	(2,847)	(3,468)	621	18%
Net revenues	67,454	68,166	(712)	(1)%
Costs and expenses:
Gaming	44,238	44,525	(287)	(1)%
Food, beverage, racing and other	10,174	10,493	(319)	(3)%
Selling, general and administrative	19,692	12,648	7,044	56%
Development Projects	12,970	32,514	(19,544)	(60)%
Stock-based compensation	2,722	596	2,126	357%
Depreciation	1,341	1,350	(9)	(1)%
Total costs and expenses	91,137	102,126	(10,989)	(11)%
Loss from operations	(23,683)	(33,960)	10,277	30%
Interest expense	(524)	(2,643)	2,119	80%
Interest income	10	—	10	—%
Loss before income taxes	(24,197)	(36,603)	12,406	34%
Income tax provision	—	7	(7)	(100)%
Net loss	$(24,197)	$(36,610)	$12,413	34%

Gaming revenue
Gaming revenue decreased by $830,000, or 1%, for the 12 months ended December 31, 2016 ("fiscal 2016") as compared to the 12 months ended December 31, 2015 ("fiscal 2015"), from $60.5 million to $59.6 million. The decrease in non-subsidized free play of $735,000, was a primary driver for the revenue decrease. Handle increased by approximately $23.6 million, or 2.7%, for the same period. The average daily win per unit decreased from $149.24 in fiscal 2015 to $147.05 in fiscal 2016. VGM hold percentage decreased to 6.4% in 2016 versus 6.8% in fiscal 2015. The severe weather during the first quarter of 2015 significantly impacted gaming revenue. During the second and third quarters, we made a concentrated effort to reduce our marketing to lower-tier unprofitable segments and we increased our marketing efforts to regain mid- and high-level tier players. While this results in lower overall win, it generally increases overall player profitability. During the first quarter of 2016, we benefited from milder weather as compared to 2015, resulting in an increase in revenue of $2.3 million.

Food, beverage, racing and other revenue

Food, beverage, racing and other revenue decreased by $503,000, or 5%, for fiscal 2016 as compared to fiscal 2015, from $11.2 million to $10.7 million. Racing revenue decreased by $220,000 in fiscal 2016 as compared to fiscal 2015. The decrease in racing revenue was primarily due to the reduced horse population and the number of available drivers during fiscal 2016, resulting in fewer races.

Food and beverage revenue decreased by $322,000 in fiscal 2016 as compared to fiscal 2015. During the fourth quarter, the Company renovated the Terrace Room, which was closed from November 5 through December 19, 2016. The Terrace Room reopened as the Upper Deck as an a la carte restaurant on December 19, 2016. The Company closed the buffet restaurant at Monticello Casino and Raceway on December 19, 2016. These changes, along with the business disruption during the construction period, caused the reduction in food and beverage revenues during the fourth quarter, as compared to the prior year. Other revenue increased by approximately $39,000 in fiscal 2016, principally due to an increase in ATM revenue.

Promotional allowances

Promotional allowances decreased by $621,000, or 18%, in fiscal 2016 as compared to fiscal 2015, from $3.5 million to $2.8 million. Non-subsidized free play (free play subject to NYSGC and other commissions) decreased approximately $741,000. Food and beverage complimentaries decreased by $28,000 during fiscal 2016 due to the closing of the buffet on December 19, 2016 and renovation of the Terrace Room, which was closed from November 5 through December 19, 2016. The Terrace Room reopened as the Upper Deck on December 19, 2016. These decreases were partially offset by Players Club awards, which increased by $148,000 in fiscal 2016 as compared to fiscal 2015.

Gaming costs

Gaming costs decreased by approximately $287,000, or 1%, in fiscal 2016 as compared to fiscal 2015, from $44.5 million to $44.2 million, primarily due to lower NYSGC and other commissions of $477,000, resulting from lower gaming revenue. Other gaming expenses decreased by approximately $72,000, primarily due to lower utilities expense. Partially offsetting these decreases were increases in gaming wages and related benefits increased by approximately $262,000 in fiscal 2016 as compared to fiscal 2015, due to higher labor and payroll related expenses.

Food, beverage, racing and other costs

Food, beverage, racing and other costs decreased approximately $319,000, or 3%, in fiscal 2016 as compared to fiscal 2015, from $10.5 million to $10.2 million. Cost of sales decreased by $173,000 in fiscal 2016 as compared to fiscal 2015, primarily due to lower revenues. Additionally, racing payroll and benefits decreased by $97,000 and food and beverage related expenses decreased slightly by $49,000.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $7.0 million, or 56%, in fiscal 2016 as compared to fiscal 2015, from $12.6 million to $19.7 million. Legal and accounting fees increased approximately $1.9 million, attributable to increased legal fees in fiscal 2016 related to financing efforts for the Casino. Other professional service fees increased $2.0 million related to lobbying costs incurred in fiscal 2016. Consulting fees increased $1.5 million, of which $1.0 million was due to costs incurred with financing efforts not consummated related to the Development Projects. Additionally, a $758,000 charge was recorded in the fourth quarter of 2016 related to a contingent matter which was settled in the first quarter of 2017. Marketing-related expenses increased $251,000, primarily due to increased promotions, premium game fees, advertising and agency fees. Payroll and related benefits costs increased approximately $572,000, primarily due to the new Executive Chairman position. Real estate taxes increased $392,000, due to the phase out of the Empire Zone Tax Credit. New York State franchise taxes increased $119,000 during fiscal 2016, due to the increase in the Company's stockholder equity. These increases were partially offset by savings in director fees of $441,000 and insurance expense of $117,000 as compared to fiscal 2015.

Development Projects costs

Development Projects costs decreased by $19.5 million, or 60%, in fiscal 2016 as compared to the fiscal 2015 period, from $32.5 million to $13.0 million. Development costs in fiscal 2016 were approximately $13.0 million and consisted of $10.4 million of land lease expenses, $400,000 of real estate taxes, $324,000 in consultants and other professional service fees, $482,000 of insurance expenses, $164,000 in legal fees and $1.2 million of pre-opening expenses primarily related to payroll and benefits, and marketing costs. Development costs significantly decreased in fiscal 2016 as compared to fiscal 2015, due the capitalization of certain development costs starting in December 2015 after the award of the Gaming Facility License to the Company by the NYSGC.

Stock-based compensation expense

Stock-based compensation increased by $2.1 million, or 357%, in fiscal 2016 as compared to fiscal 2015, from $596,000 to $2.7 million. This increase was primarily due to the amortization of compensation expense attributable to restricted stock grants issued during 2016. In addition, this amount included a $600,000 accrual for compensation granted to the horsemen based on a contractual agreement pursuant to the MHHA agreement.

Interest expense
Interest expense decreased $2.1 million, or 80%, in fiscal 2016 as compared to fiscal 2015, from $2.6 million to $524,000. The decrease in interest expense was due to the redemption of the Series E Preferred Stock on March 6, 2016 and the conversion of the 2010 Kien Huat Note on March 17, 2016. Increases in the redemption value of our Series E Preferred Stock were recorded as a non-cash charge to interest expense in the amount of $231,000 and $1.2 million in fiscal 2016 and fiscal 2015, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that it will have sufficient resources to meet the working capital requirements of the Company and the expected costs of the Development Projects for at least the next 12 months. This assessment is based on the Company’s current cash and cash equivalents, including cash deposited as performance bonds to guarantee the completion of the Development Projects, cash generated from operations, as well as the net proceeds of the debt financings the Company has consummated in fiscal 2017 and the additional financings the Company anticipates consummating during the next 12 months.

Cash Flows

Historically and prospectively, our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and our expected results of operations of the Casino over the next 12 months, we believe that cash generated from operations and cash on hand, together with amounts available under our Term Loan Facility, Revolving Credit Facility and Bangkok Bank Loan, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Casino will be realized, or that future borrowings will be available under our Term Loan Facility or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” of this Annual Report on Form 10‑K for a discussion of the risks related to our liquidity and capital structure.

Net cash used in operating activities was approximately $33.9 million, $12.9 million and $31.4 million during fiscal 2017, 2016 and 2015, respectively. We continue to generate net losses and negative cash flows from operating activities, due to the expenses we are incurring related to the Development Projects. We incurred $21.6 million, $13.0 million and $32.5 million of Development Projects costs during fiscal 2017, 2016 and 2015, respectively. Operating activity for fiscal 2017 was significantly affected by increased Casino development expenses of $8.6 million, along with higher interest expense of $18.7 million during fiscal 2017. Our operating cash flows in fiscal 2017 were negatively impacted by severe weather during the first quarter that caused a reduction in revenues. The decrease in cash flow in fiscal 2017 was primarily due to the increase in Development Projects expenses as the Company hired the management team and staff for the new Casino, as well as the development of a branding strategy and pre-opening expenses for the Casino.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $29.9 million in fiscal 2017. The net loss in fiscal 2017 was inclusive of Development Projects costs of $21.6 million. Interest expense was $19.3 million in fiscal 2017.

Net cash used in investing activities was approximately $432.3 million, $236.5 million and $20.3 million during fiscal 2017, 2016 and 2015, respectively. The increase in fiscal 2017 over fiscal 2016 was due primarily to a greater usage of restricted cash and investments for the Development Projects and higher capitalized Development Project costs of $99.1 million and $143.0 million, respectively. In fiscal 2017, we also made a $20.0 million payment for a cash collateral bond as required for the Casino. In fiscal 2016, we made payments of $15.0 million for the cash collateral bond and $51.0 million for a license fee related to the Casino. Additionally, in fiscal 2017, we incurred Development Project costs of $300.3 million that were capitalized, and cash and investments that were restricted for the Development Projects were $110.0 million. At December 31, 2017, our total assets included approximately $136.4 million of remaining net proceeds available from the Term Loan Facility and Kien Huat Montreign Loan, which are presented on the Consolidated Balance Sheet as a non-current asset (restricted cash and investments for Development Projects). The proceeds of the Term Loan Facility and the Kien Huat Montreign Loan may be used solely to pay for costs relating to the Development Projects.

Net cash provided by financing activities was approximately $465.6 million, $253.7 million and $51.7 million during fiscal 2017, 2016 and 2015, respectively. Approximately $450.0 million was borrowed pursuant to the Term Loan Facility in fiscal 2017, and an additional $32.0 million was borrowed from Kien Huat pursuant to the Kien Huat Montreign Loan. These amounts were partially offset by payments of $32.0 million of debt issuance costs and Interest Rate Cap fees. Furthermore, approximately $16.0 million was borrowed pursuant to the Bangkok Bank Loan in December 2017. In connection with the Bangkok Bank Loan, the Kien Huat Montreign Loan was exchanged for common stock of Empire in full satisfaction of such loan. At December 31, 2017, the Company had $31.1 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. During fiscal 2016, approximately $286.0 million was received from the January 2016 Rights Offering, which was net of approximately $4.0 million of expenses, and $30.7 million of such proceeds was used to redeem the Series E Preferred Stock. In fiscal 2015, approximately $49.5 million of net proceeds were received from the 2015 Rights Offering. The Company received approximately $2.7 million in proceeds from the exercise of options and warrants during fiscal 2015. In addition during fiscal 2015, the Company redeemed 26,667 shares of its Series E Preferred Stock for approximately $533,000.

Development Project Expenditures

The Company expects the Development Projects will cost approximately $920 million, which includes $744 million of anticipated costs for construction of the Development Projects, $81 million for contingency and interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees.

As of December 31, 2017, the Company has incurred an aggregate total of $687.8 million related to the Development Projects, including $566.8 million of capitalized Development Projects costs, $39.1 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming facility License and incurred $30.9 million of debt issuance costs related to the Development Projects.

Principal Debt Arrangements

Term Loan Agreement

On January 24, 2017, Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017 , the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the “Amended Term Loan Agreement” and, together with the Original Term Loan Agreement, the “Term Loan Agreement”). In the aggregate, the Term Loan Agreement provides Montreign Operating with loans in principal amount of $520 million (the “Term Loan Facility”). All of the borrowings under the Term Loan Agreement will be used to fund the costs of the Development Projects.

The Term Loan Agreement provides Montreign Operating with senior secured first lien term loans consisting of $70 million of Term A Loans and $450 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. In connection with the Term Loan Facility, Empire provided a completion guaranty capped at $30 million on the completion of construction of the Casino and the Entertainment Project. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. As of December 31, 2017, no borrowings were outstanding under the Term A Loan and $450 million was outstanding under the Term B Loan.

As a condition to the Term Loan Agreement, the net proceeds from the Term B Loan and the Kien Huat Montreign Loan, which is discussed below, were deposited into an account controlled by the lenders under the Term Loan Facility. Any drawings on the Term A Loan, which may be made only after all of the proceeds of the Term B Loan have been deployed in the construction of the Development Projects or the operations of the Project Parties, will also be deposited into the same lender-controlled account. The Company further funded this lender-controlled account with approximately $9.9 million in December 2017 pursuant to the Term Loan Agreement from the proceeds of the Bangkok Bank Loan, which is discussed below. In order to access the funds (including the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan) held in these lender-controlled accounts, Montreign Operating must satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects.

The Term Loan Agreement restricts the Project Parties from incurring additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. Also, the Project Parties may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness. Moreover, the Project Projects are restricted from entering into advisory, management or consulting agreements with an affiliate of any Project Party, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants.

The Term Loan Agreement requires Montreign Operating to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage and senior leverage ratios. These financial covenants will be applicable beginning with the first fiscal quarter following the "full opening" of the Casino, as such term is defined in the Term Loan Agreement. Additionally, Montreign's capital expenditures cannot exceed the limitations set forth in the Term Loan Agreement in any fiscal year and excess cash flow, as such term is defined in the Term Loan Agreement, must be applied towards repaying of the Term Loan commencing with the fiscal year in which the "full opening" of the Casino occurs. At December 31, 2017, Montreign Operating was in compliance with all the required financial covenants. On March 1, 2018, the Company contributed $2.7 million to an interest reserve fund under the Term Loan Agreement. This contribution reflects the additional interest to be paid on the Term Loan Facility as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 23, 2018.

Revolving Credit Agreement

On January 24, 2017, Montreign Operating also entered into a revolving credit agreement, which was subsequently amended on May 24, 2017 and December 7, 2017 (as amended, the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the initial opening of the Casino to the public. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. The Revolving Credit Facility will mature on January 24, 2022. On January 23, 2018, the Company drew $9 million on the Revolving Credit Facility, and on February 9, 2018, the Company drew down $4 million, after the opening of the Casino.

Kien Huat Montreign Loan Agreement

On January 24, 2017, Montreign Holding entered into a loan agreement (the "Kien Huat Montreign Loan Agreement") with Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder. Pursuant to the Kien Huat Montreign Loan Agreement, Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"). The net proceeds of the Kien Huat Montreign Loan were used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement were secured by a pledge of all the membership interests in Montreign Holding.

Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, which is discussed below, on December 28, 2017, Empire, Montreign Holding, and Kien Huat entered into a Note Exchange Agreement (the “Kien Huat Note Exchange Agreement”). The Kien Huat Note Exchange Agreement provides for the issuance of 1,379,873 shares of common stock Kien Huat in full satisfaction of the Kien Huat Montreign Loan. In connection with the satisfaction in full of the Kien Huat Montreign Loan pursuant to the Kien Huat Note Exchange Agreement, Empire's pledge of its membership interests in Montreign Holding was released.

To support the Company's financing needs for the Development Projects, Kien Huat entered into a series of commitment letters with the Company, which was last amended on September 22, 2015 (as amended, the "Kien Huat Commitment Letter"). Pursuant to the Kien Huat Commitment Letter, Kien Huat had an outstanding obligation to participate in, and backstop, a rights offering in an amount not to exceed $35 million (the "Follow-On Rights Offering"). In connection with the Kien Huat Note Exchange Agreement, on December 28, 2017, the Company and Kien Huat further amended the Kien Huat Commitment Letter to terminate Kien Huat's obligation to backstop the Follow-on Rights Offering.

Bangkok Bank Loan Agreement

On December 28, 2017, the Company entered into a Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”) with Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor. The Bangkok Bank Loan Agreement provides for loans to be made to the Company in an aggregate principal amount of up to $20 million (the “Bangkok Bank Loan”).

Interest will accrue on outstanding borrowings under the Bangkok Bank Loan Agreement at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. In addition, the Company will pay commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. The Bangkok Bank Loan will mature on December 28, 2019. The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions.

The Company borrowed $16 million at the closing of the Bangkok Bank Loan. Of this amount, the Company contributed approximately $9.9 million to Montreign Operating pursuant to the terms of the Term Loan Agreement, as discussed above. The remaining balance of the Bangkok Bank Loan drawn down is available for the general corporate purposes of the Company.

Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the “Backstop Maturity Date”). As of December 31, 2017, no amounts had been borrowed under the Kien Huat Backstop Loan.

Equipment Loan Agreements

The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The stated interest rates for these loans are between zero and eight % per annum. The Company has imputed interest, on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%.The weighted average of the monthly repayments is approximately $1.0 million.

Other Factors Affecting Liquidity

The Company may also raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of the Development Projects, to meet obligations under the Term Loan Facility or for the general corporate purposes of the Company. Such arrangements may take the form of loans, strategic agreements, joint ventures or other agreements. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms.

On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of March 15, 2018, we had up to approximately $333.0 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures at MRMI, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Contractual Obligations

	Payments due by period (in thousands)

	Total	Less than 1 year		1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$388,124	$10,500		$15,000	$16,000	$346,624
Golf Course Lease (b)	8,250	—		275	300	7,675
Entertainment Project Lease (c)	8,325	12		300	300	7,713
Term Loan B (d)	450,000	3,375	4,500	9,000	9,000	428,625
Equipment Loans (e)	31,095	11,213		19,033	849	—
Bangkok Bank Loan (f)	16,000	—		16,000	—	—
Operating leases (g)	5,158	2,223		2,739	196	—
Total	$906,952	$27,323		$62,347	$26,645	$790,637

(a)
Annual fixed rent payments under the Casino Lease are as follows: (i) beginning March 2017 through August 2018 payments of $1 million per month; (ii) beginning September 2018 payments of $625,000 per month escalating every five years by 8% through the end of the lease term.

(b)
Annual fixed rent payments under the Golf Course lease are as follows: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”), which is expected to be in the Spring of 2019; (ii) $150,000 for the first 10 years following the Golf Course Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

(c)
Annual fixed rent payments under the Entertainment Project Lease are as follows: (i) $0 prior to the date any portion of Entertainment Project first opens for business to the public (the “EV Opening Date”), which is expected to be in September of 2018; (ii) $150,000 for the first 10 years following the EV Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Entertainment Project Lease.

(d)	The Term B Loan is a variable rate instrument, accordingly the payments reflected above include only principal amounts.

(e)
Equipment loan payments, primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts exclude interest payments.

(f)	The Bangkok Bank Loan is a variable rate instrument, accordingly the payments reflected above include only principal amounts.

(g)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We currently have invested a portion of the available proceeds from the Term B Loan in short-term commercial paper and U.S. Treasury Notes with maturities of less than one year. At December 31, 2017, our investments totaled approximately $94.5 million. The investment maturity dates approximate the dates upon which the proceeds will be used under the terms of the Term Loan Facility to fund the Development Projects. We believe the short-term nature of these investments limits our exposure to interest rate risk.

The interest rate on the Term B Loan entered into on January 24, 2017, contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. In addition, the Company had $16.0 million of delayed draw term loans outstanding at December 31, 2017, under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017, contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at December 31, 2017, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $4.1 million for the next 12-month period ending December 31, 2018.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
On Financial Statements

To the Stockholders and Board of Directors of Empire Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Philadelphia, Pennsylvania
March 16, 2018

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of Empire Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Empire Resorts, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 16, 2018

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,380	$11,012
Restricted cash	693	1,078
Accounts receivable, net	1,273	921
Prepaid expenses and other current assets	3,550	4,335
Total current assets	15,896	17,346
Property and equipment, net	26,863	26,415
Capitalized Development Projects costs	566,797	202,438
Restricted cash and investments for Development Projects	136,431	26,384
Intangible assets	51,000	51,000
Cash collateral for deposit bond	35,000	15,000
Other assets	251	1,175
Total assets	$832,238	$339,758
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,686	$2,268
Current portion of long-term debt	14,588	—
Current portion of capital leases	—	—
Accrued Development Projects costs	71,712	41,933
Accrued expenses and other current liabilities	7,320	7,347
Total current liabilities	96,306	51,548
Long-term debt, net of current portion	455,148	—
Other long-term liabilities	9,463	8,644
Total liabilities	560,917	60,192
Stockholders’ equity:
Preferred Stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 32,560 and 31,156 shares issued and outstanding at December 31, 2017 and 2016, respectively	326	312
Additional paid-in capital	572,342	533,813
Accumulated other comprehensive loss	(315)	—
Accumulated deficit	(301,032)	(254,559)
Total stockholders’ equity	271,321	279,566
Total liabilities and stockholders’ equity	$832,238	$339,758
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31,
(In thousands, except for per share data)

	2017	2016	2015
Revenues:
Gaming	$60,540	$59,633	$60,463
Food, beverage, racing and other	9,353	10,668	11,171
Gross revenues	69,893	70,301	71,634
Less: Promotional allowances	(4,042)	(2,847)	(3,468)
Net revenues	65,851	67,454	68,166
Operating costs and expenses:
Gaming	44,486	44,238	44,525
Food, beverage, racing and other	9,709	10,174	10,493
Selling, general and administrative	15,743	19,692	12,648
Development Projects	21,558	12,970	32,514
Stock-based compensation	2,755	2,722	596
Depreciation	1,517	1,341	1,350
Total operating costs and expenses	95,768	91,137	102,126
Loss from operations	(29,917)	(23,683)	(33,960)
Interest expense	(19,269)	(524)	(2,643)
Interest income	2,842	10	—
Loss before income taxes	(46,344)	(24,197)	(36,603)
Income tax provision	—	—	7
Net loss	(46,344)	(24,197)	(36,610)
Dividends on preferred stock	(128)	(168)	(178)
Net loss applicable to common stockholders	$(46,472)	$(24,365)	$(36,788)

Weighted average common shares outstanding:
Basic	30,981	28,221	10,749
Diluted	30,981	28,221	10,749
Loss per common share:
Basic	$(1.50)	$(0.86)	$(3.42)
Diluted	$(1.50)	$(0.86)	$(3.42)

Comprehensive loss:

Net loss	$(46,344)	$(24,197)	$(36,610)
Other comprehensive loss:
Unrealized loss on Interest Rate Cap	$(315)	$—	$—
Comprehensive loss	$(46,659)	$(24,197)	$(36,610)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(In thousands)

	Preferred Stock*				Common Stock		Additional paid-in capital	Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity/(Deficit)
	Series B		Series E
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2014	44	$—	28	$1	7,901	$79	$176,117	$—	$(193,297)	$(17,101)
Redemption of Series E Preferred Stock	—	—	(28)	(1)	—	—	(533)		—	(534)
Declared and paid dividends on preferred stock	—	—	—	—	5	—	159		(160)	(1)
Common stock issued from exercise of rights offering	—	—	—	—	1,409	14	49,514		—	49,528
Stock issuance	—	—	—	—	123	1	—		—	1
Options exercised	—	—	—	—	40	1	160		—	162
Stock-based compensation	—	—	—	—	—	—	596		—	596
Warrants exercised	—	—	—	—	83	1	2,499		—	2,500
Net loss	—	—	—	—	—	—	—		(36,610)	(36,610)
Balances, December 31, 2015	44	—	—	—	9,561	96	228,512	—	(230,067)	(1,459)
Declared and paid dividends on preferred stock	—	—	—	—	—	—	—		(295)	(295)
Redemption of Series E Preferred Stock	—	—	—	—	1,332	14	17,412		—	17,426
Common stock issued from exercise of rights offering	—	—	—	—	20,139	201	285,802		—	286,003
Stock-based compensation	—	—	—	—	—	—	2,122		—	2,122
Other	—	—	—	—	124	1	(35)		—	(34)
Net loss	—	—	—	—	—	—	—		(24,197)	(24,197)
Balances, December 31, 2016	44	—	—	—	31,156	312	533,813	—	(254,559)	279,566
Declared and paid dividends on preferred stock	—	—	—	—	—	—	—		(129)	(129)
Options exercised	—	—	—	—	2	—	16		—	16
Stock-based compensation	—	—	—	—	—	—	2,155		—	2,155
Stock issued for legal settlement	—	—	—	—	34	—	758		—	758
Restricted stock forfeited for tax payment	—	—	—	—	(12)	—	(275)		—	(275)
Kien Huat note conversion	—	—	—	—	1,380	14	35,875		—	35,889
Comprehensive loss								(315)	—	(315)
Net loss	—	—	—	—	—	—	—		(46,344)	(46,344)
Balances, December 31, 2017	44	$—	—	$—	32,560	$326	$572,342	$(315)	$(301,032)	$271,321

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities:	(in thousands)
Net loss	$(46,344)	$(24,197)	$(36,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,517	1,341	1,350
Amortization of debt issuance costs	2,091	105	—
Provision / (Recovery) for doubtful accounts	—	—	10
Non-cash interest expense	3,846	231	1,241
Loss on disposal of property and equipment	42	5	1
Stock-based compensation	2,755	2,722	596
Changes in operating assets and liabilities:
Restricted cash - NYSGC Lottery and Purse Accounts	371	268	354
Accounts receivable	(352)	235	(117)
Prepaid expenses and other current assets	785	506	(544)
Other assets	—	—	3
Accounts payable	418	1,024	(962)
Accrued expenses and other current liabilities	938	4,839	3,298
Net cash used in operating activities	(33,933)	(12,921)	(31,380)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(2,007)	(1,974)	(767)
Capitalized Development Project costs	(300,277)	(157,305)	(4,074)
Net change in restricted cash and investments for Development Projects	(110,047)	(10,912)	(15,472)
Restricted cash - racing capital improvement	14	(5)	15
Other	11	—	—
Cash collateral for deposit bond	(20,000)	(15,000)	—
License fee payment for the Casino	—	(51,000)	—
Net cash used in investing activities	(432,306)	(236,196)	(20,298)
Cash flows provided by (used in) financing activities:
Proceeds from Term Loan B	450,000	—	—
Proceeds from related party equity contribution	32,000	—	—
Proceeds from Bangkok Bank Loan	16,000	—	—
Proceeds from rights offering, net of expenses	—	286,003	49,528
Series E Preferred Stock and dividend redemption	—	(30,711)	(533)
Series B Preferred Stock dividend payment	(128)	(263)	—
Proceeds from exercise of stock options and warrants	16	54	2,660
Payment of debt issuance costs and Interest Rate Cap fees	(32,006)	(1,278)	—
Other payments	(275)	(88)	—
Net cash provided by financing activities	465,607	253,717	51,655
Net increase (decrease) in cash and cash equivalents	(632)	4,600	(23)
Cash and cash equivalents, beginning of year	11,012	6,412	6,435
Cash and cash equivalents, end of year	$10,380	$11,012	$6,412
Supplemental disclosures of cash flow information:
Interest paid	$38,755	$407	$1,398
Income taxes paid	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued in settlement of preferred stock dividends	$—	$—	$159
Conversion of long-term loan, related party into equity	$35,875	$17,426	$—
Project development costs included in accrued expenses	$71,713	$40,783	$6,331
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
Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC doing business as Resorts World Catskills "Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located in Sullivan County, New York, approximately 90 miles from New York City. Montreign Operating is the sole holder of a gaming license (a "Gaming Facility License") in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a video gaming machine ("VGM") and harness horseracing facility. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and our expected results of operations of the Casino over the next 12 months, we believe that cash generated from operations and cash on hand, together with amounts available under our Term Loan Facility, Revolving Credit Facility and Bangkok Bank Loan, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Casino will be realized, or that future borrowings will be available under our Term Loan Facility or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Note B. Summary of Significant Accounting Policies
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
Reclassifications
Certain amounts in the accompanying consolidated financial statements for fiscal 2016 and 2015 have been reclassified to conform to presentation in fiscal 2017, most notably amortization of debt issuance costs has been included within interest expense on the Statement of Operations.

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
As described below in "Recently Issued Accounting Pronouncements," the accounting related to our revenues, including complimentary revenue, will be impacted by the adoption of ASC 606 during the first quarter of 2018.
The retail value amounts included in promotional allowances for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Food and beverage	$1,000	$1,486	$1,553
Non-subsidized free play	2,718	978	1,720
Players Club awards	324	383	195
Total retail value of promotional allowances	$4,042	$2,847	$3,468

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Food and beverage	$1,750	$2,080	$2,109
Non-subsidized free play	1,603	577	1,015
Players Club awards	324	383	195
Total cost of promotional allowances	$3,677	$3,040	$3,319
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
Restricted cash
The Company has three types of restricted cash accounts.

Approximately $368,000 of cash is held in reserve in accordance with NYSGC regulations as of December 31, 2017 as listed below. The Company granted the NYSGC a security interest in the segregated cash account used to deposit NYSGC’s share of net win in accordance with the NYSGC Rules and Regulations.
Under New York State Racing, Pari-Mutuel Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of racing and pari-mutuel wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the NYSGC to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $25,000 and $39,000 at December 31, 2017 and 2016, respectively. In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYSGC and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $343,000 and $354,000 at December 31, 2017 and 2016, respectively.
In addition to the NYSGC restricted cash balances listed above, the Company established an account to segregate amounts collected and payable to Monticello Harness Horsemen’s Association (the “MHHA”) and pursuant to its contract. The balance in this account was approximately $324,000 and $685,000 at December 31, 2017 and 2016, respectively.
Restricted cash and investments for Development Projects
Restricted cash and investments for Development Projects represented the remaining funds from the Term Loan Facility and the Kien Huat Montreign Loan to be utilized for the Development Projects. At December 31, 2017, restricted cash and investments for Development Projects balance of $136.4 million is comprised of cash balances of approximately $11.2 million, cash equivalents of approximately $30.7 million and short-term investments maturing within one year of approximately $94.5 million. At December 31, 2017, short-term marketable securities were comprised of commercial paper of approximately $59.4 million and U. S. Treasury Notes of approximately $35.1 million, all with maturities of less than one year. The short-term marketable securities are recorded at amortized cost, which approximates fair value due to their short-term nature.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 and $171,000, as of December 31, 2017 and 2016, respectively.
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
Capitalized Interest
Interest costs incurred in connection with the construction of the Casino and the Development Projects have been capitalized in the cost of the projects. Capitalization will cease when the Casino or the other Development projects are substantially complete or if development activity is suspended for an extended period of time.

The Company capitalized $29.1 million of interest charges for the year ended December 31,2017. The Company did not recognize any capitalized interest charges for the fiscal years ended December 31, 2016 and 2015.
Debt issuance costs
Debt issuance costs are amortized on a straight-line basis which approximates the effective interest method over the term of the related debt. The amortization is included within interest expense and is included as a component of the capitalized interest costs.
Development Projects Costs

The Company's application for a Gaming Facility License was submitted in a competitive environment and the Company could not be certain it would be awarded a Gaming Facility License, accordingly all costs incurred for the Development Projects were expensed until the Company was awarded a Gaming License on December 21, 2015. Once awarded the Gaming Facility License, the Company began capitalizing qualifying expenditures on the Development Projects during the fourth quarter of 2015.

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
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases of $8.3 million at December 31, 2017 is included in other long-term liabilities.
Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2017, 2016 and 2015 were the same.

The following table shows the approximate number of common stock equivalents outstanding at December 31, 2017, 2016 and 2015 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2017, 2016 and 2015, because their inclusion would have been anti-dilutive:

	Outstanding at December 31,
	2017	2016	2015
Restricted stock	139,000	216,000	137,000
Warrants	133,000	133,000	133,000
Restricted stock units ("RSU's)	73,000	—	—
Option Matching Rights	3,000	21,000	229,000
Options	13,000	34,000	57,000
Shares to be issued upon conversion of long-term loan, related party	—	—	1,332,000
Total	361,000	404,000	1,888,000
Pursuant to the terms of the Investment Agreement (defined in Note J), Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon the exercise of certain options and warrants (the "Option Matching Rights"). On February 17, 2016, the Company provided written notice to Kien Huat regarding the exercise of certain Option Matching Rights to elect whether to exercise such Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock. On January 24, 2018, Kien Huat exercised its option to purchase 1,666 shares of common stock due to a recent option exercise.

Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $251,000 at December 31, 2017 and is presented at fair value as "Other Assets" on the Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss
As of December 31, 2017, accumulated other comprehensive loss of $315,000 consisted solely of the fair value adjustment relating to the Interest Rate Cap.
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by the FASB, for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are primarily comprised of current assets, restricted cash and investments, Interest Rate Cap, current liabilities and long-term debt. Current assets, investments and current liabilities approximate fair value due to their short-term nature.

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
- Level 2 - Valuations based on inputs that are observable inputs and quoted prices in active markets for similar assets and liabilities.

- Level 3 - Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$10,380	$10,380	$11,012	$11,012	Level 1
Restricted cash	693	693	1,078	1,078	Level 1
Interest Rate Cap	251	251	—	—	Level 2
Restricted cash and investments for Development Projects:
Cash and cash equivalents	41,920	41,920	—	—	Level 1
Marketable securities	94,511	94,209	—	—	Level 2

Liabilities:
Term B Loan	450,000	449,749	—	—	Level 2
Bangkok Bank Loan	16,000	16,000	—	—	Level 3
Equipment loans	31,095	31,095	—	—	Level 3

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. The Company used a third party to complete the valuation of its Interest Rate Cap, which is considered a Level 2 asset and is measured at fair value on a recurring basis using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows for the Interest Rate Cap. At December 31, 2017, the the estimated fair value of the Company's investments in marketable securities was $94.2 million and the carrying value was approximately $94.5 million. At December 31, 2017, the estimated fair value of the Company's outstanding Term B Loan was approximately $449.7 million and the carrying value was approximately $450.0 million. The fair value of the Bangkok Bank Loan and the equipment loans approximate carrying value, due to the Company entering those agreements in close proximity to December 31, 2017.

Advertising

The Company records in selling, general and administrative expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately, $1.4 million, $1.1 million, and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-based compensation

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2017, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 2.50 years. This expected cost does not include the impact of any future stock-based compensation awards.

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
As a condition of the Gaming Facility License, the Company was granted a gaming license, for which it paid $51 million on February 25, 2016. The term of the gaming license is 10 years; however, amortization did not commence until the completion of construction and the opening to the general public of the Casino in February 2018. Amortization will be recognized on a straight-line basis beginning in February 2018 and continuing until the license is up for renewal in 2026. During the period that the Company is not amortizing the intangible asset, the Company will assess it for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic606), which introduced new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company has identified and implemented changes to its accounting policies and practices, business processes and controls to support the new revenue recognition standard. The Company is continuing its assessment of potential changes to the Company's financial disclosures related to revenue recognition will have on its consolidated financial statements and footnote disclosures. the Company anticipates adopting this accounting standard during the first quarter of 2018 with a cumulative-effect adjustment as of the date of adoption. However, the Company has identified a few significant impacts. Under the new guidance, the Company expects it will no longer be permitted to recognize revenues for goods and services provided to customers for free, as an inducement to gamble, as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues. The Company expects the majority of such amounts will offset gaming revenues. In addition, accounting for complimentaries and loyalty points granted under the Company’s customer loyalty program may also change. Under the new guidance, complimentaries and loyalty points earned by customers through past revenue transactions will be identified as separate performance obligations and recorded as a reduction in gaming revenues when earned at the retail value of such benefits owed to the customer (less estimated breakage). When customers redeem such benefits and the performance obligation is fulfilled by the Company, revenue will be recognized in the department that provides the goods or services (e.g., hotel, food and beverage, or entertainment). In addition, given that customer rewards is an aspirational loyalty program with multiple customer tiers, which provide certain benefits to tier members, the Company will need to assess if such benefits are deemed to be separate performance obligations under the new guidance.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new standard related to revenue recognition, ASC Topic 606, Revenue from Contracts with Customers (“ASC 606” or the “new revenue standard”). Under ASC 606, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the new revenue standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Subsequent to May 2014, the FASB issued additional ASU's to provide clarifying guidance and deferred the effective date to years beginning after December 15, 2017, including interim periods within that reporting period. Entities can transition to the new guidance either retrospectively or using the modified retrospective approach including recording a cumulative effect adjustment for the impact of adopting ASC 606 as of the date of adoption (January 1, 2018).

The modified retrospective approach requires the Company to provide disclosures in the notes that accompany the consolidated financial statements describing the financial statement line items impacted by ASC 606. The Company is adopting ASC 606 during the first quarter 2018 using the modified retrospective approach
The Company has concluded that the adoption of the new revenue standard principally affects (1) how it measures the liability associated with our loyalty program and (2) the classification and the measurement, of revenues and expenses among gaming, food and beverage, lodging, and retail, entertainment and other.
Under our loyalty program, guests earn points based on their level of play, which may be redeemed for various benefits, such as free play, dining, or other amenities. Prior to the adoption of ASC 606, the Company determined its liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates.
Upon adoption of ASC 606, points awarded under our loyalty program are considered a material right given to players based on their gaming play and the promise to provide points to players is required to be accounted for as a separate performance obligation. In addition, certain tier benefits associated with our loyalty program represent material rights in a manner similar to player points, which results in such benefits constituting separate performance obligations. Therefore, ASC 606 requires us to allocate the revenues associated with the players’ activity between gaming revenue and the value of the points and certain tier benefits, if applicable. The measurement of the liability is based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. The revenue associated with the points earned will be recognized in the period in which they are redeemed.
In addition to the above, prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage, and other amenities, were included in gross revenues and also deducted as a promotional allowance in the Consolidated Statements of Operations and Comprehensive Loss. However, subsequent to the adoption of ASC 606, food and beverage, lodging and other services furnished to our guests on a complimentary basis will be measured at the estimated standalone selling prices and included as revenues within food and beverage, lodging, and retail, entertainment and other, as appropriate, with a corresponding decrease in gaming revenues, in the Consolidated Statements of Operations.
The amounts relating to promotional allowances and estimated costs of providing complimentary goods and services for the years ended December 31, 2017, 2016 and 2015, are presented tabularly in “Revenue Recognition and promotional allowances” above. Lastly, we expect that the cumulative effect adjustment to our accumulated deficit upon adoption of ASC 606 will not be significant.
    In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on the Company's consolidated financial statements. The Company currently anticipates adopting this standard during the first quarter of 2019.

In August 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which provides guidance for accounting for restricted cash transactions. Under ASU 2016-18, several aspects of the accounting for restricted cash transactions are simplified, including the presentation and classification of cash receipts and cash payments in the statement of cash flows. ASU 2016-18 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company currently anticipates adopting this standard during the first quarter of 2018 and is currently evaluating the impact that this guidance will have on its financial statements.

In January 2017, FASB issued ASU 2017-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), which eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit's goodwill. Going forward, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. ASU 2017-18 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this guidance will have on its financial statements.

Note C. Prepaid Expenses and Other Assets

The Company has participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received is reduced by 20% each year until the tax credit ends for the Company at December 31, 2017. For the year ended December 31, 2017, the Company will receive a 20% refund for real estate taxes paid. The amounts of the unreceived real estate tax credits are included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2017 and 2016, and were approximately $814,000 and $1.3 million, respectively.

Prepaid expenses and other current assets, as presented on the balance sheet are comprised of the following at December 31, 2017 and 2016:

	12/31/2017	12/31/2016
	(in thousands)

Empire zone real estate tax credit	$814	$1,325
Prepaid real estate taxes	443	558
Prepaid insurance	327	919
Inventory	174	177
Prepaid gaming expenses	74	61
Development escrow & security refundable deposit	780	623
Prepaid other	938	672
Total prepaid expenses and other current assets	$3,550	$4,335

Note D. Property and Equipment
Property and equipment at December 31, 2017 and 2016 consists of:

	12/31/2017	12/31/2016
	(in thousands)

Land	$770	$770
Land improvements	1,759	1,758
Buildings	4,727	4,727
Building improvements	29,874	28,088
Vehicles	355	307
Furniture, fixtures and equipment	5,196	4,278
Construction in Progress	77	919
	42,758	40,847
Less: Accumulated depreciation	(15,895)	(14,432)
	$26,863	$26,415
Depreciation expense was approximately $1.5 million, $1.3 million and $1.4 million for years ended December 31, 2017, 2016 and 2015, respectively.
The VGMs at MRMI are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs

Once it was awarded the Gaming Facility License on December 21, 2015, the Company began capitalizing certain Project Development costs during the fourth quarter of 2015. At December 31, 2017 and 2016, total Capitalized Project Development costs incurred were approximately $566.8 million and $202.4 million, respectively. Total Capitalized Project Development costs at December 31, 2017 consisted of $560.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees, construction manager fees, and approximately $6.6 million of professional service fees such legal and accounting fees and is reflected on the balance sheet as Capitalized Development Project costs. Total Capitalized Development Project costs at December 31, 2016 consisted of $198.9 million of construction costs, site development, contractor insurance, general conditions, architectural fees, construction manager fees, and approximately $3.5 million of professional service fees such as legal fees and accounting fees.

In 2017, total Development Projects costs incurred were approximately $392.2 million, of which $370.7 million was capitalized and $21.6 million was expensed. Development Project costs consisted of $10.7 million of land lease costs and rents, $4.9 million of salary and related benefits, $2.0 million of bank charges, $892,000 of marketing expenses, $643,000 of real estate taxes, $571,000 of insurance expense, $607,000 in consultants and other professional service fees, $317,000 in legal fees and approximately $490,000 of pre-opening expenses, including travel, relocation, recruiting and other start-up costs.

In 2016, total Development Projects costs incurred were approximately $205.0 million, of which $192.0 million was capitalized and $13.0 million was expensed. Development Project expenses consisted of $10.4 million of land lease costs, $400,000 of real estate taxes, $482,000 of insurance expense, $324,000 in consultants and other professional service fees, $164,000 in legal fees and $1.2 million of pre-opening expenses, including salary and related benefits, as well as, marketing expenses.

Cash Collateral for Deposit Bond

In February 2016 and June 2017, the Company deposited $15 million and $20 million in performance bonds to guarantee the completion of the Development Projects. On December 28, 2017, the Company notified the NYSGC that it had expended 85% of the Company's proposed Minimum Capital Investment (as defined below). On January 4, 2018, the NYSGC notified the Company that it had confirmed that the Minimum Capital Investment criteria has been reached and the funds were returned to the Company for use toward Development Projects expenses.

Restricted Cash and Investments for Development Projects

At December 31, 2017, the $136.4 million of restricted cash and investments for Development Projects represented the remaining funds from the Term Loan Facility and the Kien Huat Montreign Loan to be utilized for the Development Projects. This consists of cash and cash equivalents totaling $41.9 million and short-term marketable securities totaling $94.5 million, which were comprised of commercial paper and U. S. Treasury Notes with maturities of less than one year. At December 31, 2016, the $26.4 million of restricted cash and investments for Development Projects on the Consolidated Balance Sheet represented the remaining funds from the January 2016 Rights Offering (defined below) to be utilized for the Development Projects.

Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at December 31, 2017 and 2016 were $71.7 million and $41.9 million, respectively, and were primarily comprised of amounts due to the Construction Manager for costs incurred for the Development Projects, as well as amounts due to the architect and other vendors.
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at December 31, 2017 and 2016:

	12/31/2017	12/31/2016
	(in thousands)

Liability for horseracing purses	$886	$1,139
Accrued payroll	1,715	1,897
Accrued redeemable points	271	167
Liability to NYSGC	1,507	360
Liability for local progressive jackpot	1,110	907
Accrued settlement liability	—	758
Accrued professional fees	744	308
Federal tax withholding payable	—	78
Accrued other	1,087	1,733
Total accrued expenses and other current liabilities	$7,320	$7,347
Note G. Long-Term Debt
Long-term debt consisted of the following at December 31, 2017 and 2016:

	12/31/2017	12/31/2016

Term B Loan	$450,000	$—
Bangkok Bank Loan	16,000	—
Equipment loans	31,095	—
Total long-term debt	497,095	—
Debt issuance costs	(27,359)	—
Total long-term debt, net	469,736	—
Less: Current portion of long-term debt	(14,588)	$—
Long term-debt, net of current portion	$455,148	$—

Term Loan Agreement

On January 24, 2017, Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017 , the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the “Amended Term Loan Agreement” and, together with the Original Term Loan Agreement, the “Term Loan Agreement”). The Amended Term Loan Agreement increased the aggregate principal amount of the Term B Loan issued under the Original Term Loan Agreement on substantially the same terms and conditions as the Original Term Loan Agreement, which terms are discussed below. In the aggregate, the Term Loan Agreement provides Montreign Operating with loans in principal amount of $520 million (the “Term Loan Facility”). All of the borrowings under the Term Loan Agreement will be used to fund the costs of the Development Projects.

Pursuant to the Original Term Loan Agreement, the Term Loan Facility consisted of $70 million of Term A loans (the “Term A Loan”) and $415 million of Term B loans (the “Term B Loan”). The Term B Loan was priced at 98.12% of the principal amount and borrowed in full on January 24, 2017. Proceeds of the Term B Loan were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. In the event that the Term B Loan is prepaid or repaid in whole or in part for any reason other than as a result of scheduled amortization and certain other exceptions, Montreign Operating is required to pay prepayment premiums based on a make-whole if the prepayment occurs from January 24, 2017 to (but excluding) the 30th-month anniversary following the Original Loan Closing Date, and a 2% and 1% premium if the prepayment occurs from the 30th Month to (but excluding) the 42nd-month anniversary of January 24, 2017 and from the 42nd Month to (but excluding) the 54th-month anniversary of January 24, 2017, respectively.

The Term A Loan may be borrowed during the period from January 24, 2017 to July 24, 2018, subject to meeting the conditions set forth in the Term Loan Agreement at the time of the borrowing. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. In addition, Montreign Operating will pay a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 2.5% per annum for the period commencing on January 24, 2017 through March 24, 2018 and 5.0% per annum thereafter.

As a condition to the Term Loan Agreement, the net proceeds from the Term B Loan and the Kien Huat Montreign Loan, which is discussed below, were deposited into an account controlled by the lenders under the Term Loan Facility. Any drawings on the Term A Loan, which may be made only after all of the proceeds of the Term B Loan have been deployed in the construction of the Development Projects or the operations of the Project Parties, will also be deposited into the same lender-controlled account. The Company further funded this lender-controlled account with approximately $9.9 million in December 2017 pursuant to the Term Loan Agreement from the proceeds of the Bangkok Bank Loan, which is discussed below. In order to access the funds (including the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan) held in these lender-controlled accounts, Montreign Operating must satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects.

The Term Loan Agreement restricts the Project Parties from incurring additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. Also, the Project Parties may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness. Moreover, the Project Projects are restricted from entering into advisory, management or consulting agreements with an affiliate of any Project Party, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants.

Pursuant to the Amended Term Loan Agreement, the aggregate principal amount of the Term B Loan increased by $35 million from $415 million to $450 million. This additional amount was borrowed in full on May 24, 2017 and the proceeds were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The additional $35 million principal amount of the Term B Loan was priced at 99.75% of the principal amount and was issued under substantially the same terms and conditions as the Original Term Loan Agreement except the requirement to contribute additional equity to Montreign Operating was reduced. Pursuant to the Amended Term Loan Agreement, on December 28, 2017, Empire contributed additional equity to Montreign Operating of approximately $9.9 million, which takes into account approximately $600,000 of equity contributions made to the Project Parties, including Montreign Operating, since January 24, 2017. Empire contributed approximately $9.9 million to the equity of Montreign Operating from the net proceeds of the Bangkok Bank Loan, which Montreign then deposited into the lender-controlled account that holds the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan.

As of December 31, 2017, $450 million was outstanding under the Term B Loan and there were no borrowings outstanding under the Term A Loan. Since the initial opening of the Casino on February 5, 2018, we have been required to make principal payments under the Term B Loan at the end of each calendar quarter, for which the first payment shall be made by June 30, 2018. The Company will repay one percent of the original principal balance each year in quarterly payments of approximately $1.1 million, beginning in June 2018.

Revolving Credit Agreement

On January 24, 2017, Montreign Operating also entered into a Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of specified Casino amenities to the public. Concurrently with the Term Loan Amendment, on May 24, 2017, Montreign Operating amended the Revolving Credit Agreement to, among other things, permit Montreign Operating to increase the aggregate principal amount of the Term B Loan under the Term Loan Amendment. The Revolving Credit Facility will mature on January 24, 2022. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. As of December 31, 2017, $0 had been drawn down on the Revolving Credit Facility.

On December 7, 2017, Montreign Operating, ERREI, ERREII (together with ERREI, the “Montreign Subsidiary Guarantors”), the Administrative Agent, and the Required Lenders (as such term is defined in the Revolving Credit Agreement) entered into a Second Amendment to the Revolving Credit Agreement (the "Second Revolving Credit Amendment"). The Second Revolving Credit Amendment enables Montreign Operating to borrow up to $15 million (but not obtain a letter of credit) under the Revolving Credit Facility with a narrowed scope of amenities at the opening of the Casino, subject to the receipt of NYSGC approval to open the Casino to the public. On February 5, 2018, Montreign Operating received an operation certificate from the NYSGC to commence gaming operations at the Casino. Other than an amendment relating to a narrowed scope of amenities at the opening of the Casino, the Revolving Credit Agreement remains unchanged and in full force and effect. Subsequent to December 31, 2017, the Company began to draw on the Revolving Credit Facility primarily to fund the Casino. The Company drew $9.0 million on January 23, 2018 and $4.0 million on February 9, 2018, at an interest rate of LIBOR plus 5.0%.

Pursuant to the Amended Revolving Credit Agreement, Montreign Operating and the Montreign Subsidiary Guarantors each affirmed and ratified their obligations pursuant to the Revolving Credit Facility and all related agreements, including the guarantees of the Montreign Subsidiary Guarantors.

Collateral and Other Provisions of the Term Loan Agreement and Revolving Credit Agreement

The Term Loan Facility and the Revolving Credit Facility are each guaranteed by the Montreign Subsidiaries and are secured by security interests in substantially all the real and personal property of Montreign Operating and the Montreign Subsidiaries and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding. In addition, Empire delivered a completion guaranty in connection with the Term Loan Facility guaranteeing the completion of the construction of the Casino and the Entertainment Project. Empire’s liability under the completion guaranty (excluding lender’s enforcement costs) is capped at $30 million.

The Term Loan Agreement and the Revolving Credit Agreement contain representations and warranties, affirmative covenants, negative covenants and financial covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict the ability of Montreign Operating and the Montreign Subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, or make dividends or other distributions. As of December 31, 2017, the Company was in compliance with all respective covenant requirements under the Term Loan Facility and the Revolving Credit Facility. On March 1, 2018, the Company contributed $2.7 million to an interest reserve fund under the Term Loan Agreement. This contribution reflects the additional interest to be paid on the Term Loan Facility as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 23, 2018.

Obligations under the Term Loan Agreement and the Revolving Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license for seven consecutive business days, and a Change of control (as such term is defined in the Term Loan Agreement) of Montreign Operating.

Bangkok Bank Loan Agreement

On December 28, 2017, the Company entered into a Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), with Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor. The Bangkok Bank Loan Agreement provides for loans to be made to the Company in an aggregate principal amount of up to $20 million (the “Bangkok Bank Loan”).

The Bangkok Bank Loan may be borrowed in up to five installments, each in multiples of $500,000, from time to time until December 28, 2019 or earlier if Bangkok Bank Loan becomes due and payable earlier, whether by acceleration or otherwise. The maturity of the Bangkok Bank Loan may be extended in the sole discretion of Bangkok Bank for additional one-year periods with other terms and conditions as may be agreed by the Company and Bangkok Bank. Any such extension of the Bangkok Bank Loan maturity will be subject to a 1% extension fee.

Interest will accrue on outstanding borrowings under the Bangkok Bank Loan Agreement at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. In addition, the Company will pay commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. The Bangkok Bank Loan will mature on December 28, 2019. Such commitment fee will be payable on the last business day of each quarter beginning on March 31, 2018. The Bangkok Bank Loan may be prepaid in whole or in part without premium or penalty, subject to the payment of a 2.0% prepayment fee.

The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company. The Company is in compliance with the covenant terms as of December 31, 2017.

The Company borrowed $16 million at the closing of the Bangkok Bank Loan. Of this amount, the Company contributed approximately $9.9 million to Montreign Operating pursuant to the terms of the Term Loan Agreement, as discussed above. The remaining balance of the Bangkok Bank Loan drawn down is available for the general corporate purposes of the Company.

Financial Covenants of the Principal Credit Agreements

The Term Loan Facility contains certain covenants that, subject to certain significant exceptions limit, among other thongs, the Company's ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets.

In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio of the Company, which financial covenant is applicable beginning with the fiscal quarter ended December 31, 2018.

Equipment Loans

The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The stated interest rates for these loans are between zero and eight per annum. The Company has imputed interest, on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

The following table lists the annual principal repayments due for the Company's long term debt as of December 31, 2017:

Year ending December 31,	Totals
(in thousands)
2018	$14,588
2019	33,625
2020	10,408
2021	5,349
2022	4,500
2023	428,625
Totals	$497,095

Note H. Long-Term Loans, Related Party
Kien Huat Montreign Loan Agreement and Kien Huat Note Exchange Agreement
On January 24, 2017, Kien Huat and Montreign Holding entered into a loan agreement (the “Kien Huat Montreign Loan Agreement”), pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"), the net proceeds of which were used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The Kien Huat Montreign Loan was to mature on February 24, 2024 (the “Kien Huat Loan Maturity Date”).

The Kien Huat Montreign Loan bore interest at a rate of 12% per annum. Prior to the Kien Huat Loan Maturity Date, interest on the Kien Huat Montreign Loan was accrued and added to the outstanding principal of the Kien Huat Montreign Loan (the “Principal Indebtedness”) on the first business day of each calendar month beginning on February 1, 2017 (each an “Interest Payment Date”) and thereafter was deemed to be part of the Principal Indebtedness. The Principal Indebtedness, including all interest due through the applicable Interest Payment Date and other amounts due under the Kien Huat Montreign Loan, was payable in cash on the Kien Huat Loan Maturity Date. Notwithstanding the foregoing, Montreign Holding was required to pay in cash to Kien Huat, at the end of any “accrual period” (as defined in Section 1275(a)(5) of the Internal Revenue Code of 1986, as amended (the “Code”)) ending after the fifth anniversary of the Loan Closing Date, the aggregate amount by which (x) the sum of (i) the amount of accrued interest on the Kien Huat Montreign Loan that has been added to the Principal Indebtedness plus (ii) any other accrued but unpaid original issue discount (as determined under Section 163(i) of the Code) on the Kien Huat Montreign Loan from the closing date through the end of such accrual period, in each case that has not been paid in cash, exceeds (y) the product of (i) the “issue price” (as defined for purposes of the Code) and (ii) the “yield to maturity” (as defined for purposes of the Code). In addition to the interest payable on the Kien Huat Montreign Loan, Kien Huat was entitled to a commitment fee of 1%, which fee was added to the Principal Indebtedness of the Kien Huat Montreign Loan. The Kien Huat Montreign Loan could be repaid at any time without penalty.

The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement were secured by a pledge of all the membership interests of Montreign Holding by Empire. The Kien Huat Montreign Loan Agreement contained representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that, among other things, restrict Montreign Holding’s use of the proceeds of the Kien Huat Montreign Loan to expenses relating to the Development Projects. Obligations under the Kien Huat Montreign Loan Agreement may have been accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others, nonpayment of principal, interest or fees, breach of the affirmative covenants and a default with respect to the payment of principal or interest under the Term Loan Facility by Montreign Operating or acceleration of the Term Loan Facility for any reason.

Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire, Montreign Holding, and Kien Huat entered into a Note Exchange Agreement (the “Kien Huat Note Exchange Agreement”). The Kien Huat Note Exchange Agreement provides for the issuance of 1,379,873 shares of common stock (the “Exchange Shares”) to Kien Huat in full satisfaction of the Kien Huat Montreign Loan. On December 28, 2017, total indebtedness outstanding under the Kien Huat Montreign Loan was $36.2 million. Such total indebtedness outstanding under the Kien Huat Montreign Loan was exchanged for the Exchange Shares at an exchange rate of $26.21, which exchange rate represents the volume-weighted average price of the Company’s common stock for the 30-day period immediately preceding the date on which the Kien Huat Note Exchange Agreement was executed. In connection with the satisfaction in full of the Kien Huat Montreign Loan pursuant to the Kien Huat Note Exchange Agreement, Empire's pledge of its membership interests in Montreign Holding was released. The Exchange Shares were issued pursuant to an exemption from the registration requirement of the Securities Act provided in Section 4(a)(2) of the Securities Act.

Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the “Backstop Maturity Date”). As of December 31, 2017, no amounts had been borrowed under the Kien Huat Backstop Loan.

The Kien Huat Backstop Loan bears interest at a rate of 12% per annum. Prior to the Backstop Maturity Date, interest on any principal amount outstanding under the Kien Huat Backstop Loan will accrue and be added to the outstanding principal of the Kien Huat Backstop Loan on the first business day of each calendar month beginning on January 1, 2018 and will thereafter be deemed to be part of the principal indebtedness. The Kien Huat Backstop Loan, including all interest and any other amounts due under the Kien Huat Backstop Loan, shall be payable in cash on the Backstop Maturity Date. Kien Huat was paid a commitment fee of $200,000 on December 28, 2017.

The Kien Huat Backstop Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that restrict the Company’s use of the proceeds of the Kien Huat Backstop Loan to pay amounts due and payable under the Bangkok Bank Loan. Obligations under the Kien Huat Backstop Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including among others: nonpayment of principal, interest or fees; and breach of the affirmative covenants.

Kien Huat Construction Loan Agreement
On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the "Kien Huat Construction Loan Agreement"). Pursuant to the Kien Huat Construction Loan Agreement, Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino while the debt financing for the Development Projects was being finalized. In connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, on January 24, 2017, the Kien Huat Construction Loan Agreement expired pursuant to its terms without being utilized by Montreign Operating. Montreign Operating paid Kien Huat a commitment fee of $500,000 upon execution of the Kien Huat Construction Loan. The commitment fee was capitalized and was included in "Other Assets" at December 31, 2016. It was charged to "Interest Expense " on the Consolidated Statement of Operations on January 24, 2017, upon the issuance of the Kien Huat Montreign Loan Agreement.

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

The Company recognized approximately $178,000 and $1.3 million in interest expense associated with the 2010 Kien Huat Note during the years ended December 31, 2016 and 2015, respectively.

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

The January 2016 Rights Offering closed on February 17, 2016. The Company issued a total of 20,138,888 shares of common stock for aggregate gross proceeds of approximately $290 million. This includes 176,086 shares issued to holders upon exercise of their basic subscription and over-subscription rights and 13,136,817 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 6,825,985 shares not sold in the January 2016 Rights Offering pursuant to the January 2016 Standby Purchase Agreement. The net proceeds of the January 2016 Rights Offering were approximately $286.0 million, which were used (i) to pay the pre-opening expenses relating to the construction of the Casino, (ii) to redeem the outstanding shares of the Series E Preferred Stock in accordance with the terms of the Settlement Agreement on March 7, 2016 and (iii) for the working capital needs of the Company. Pursuant to the January 2016 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $1.5 million which is equal to 0.5% of the maximum amount of the January 2016 Rights Offering, and reimbursed Kien Huat for expenses in the amount of $50,000.

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

The January 2015 Rights Offering closed on February 6, 2015. The Company issued a total of 1,408,451 shares of common stock for aggregate gross proceeds of approximately $50 million. This includes 10,658 shares issued to holders upon exercise of their basic subscription rights and over-subscription rights and 864,360 shares issued to Kien Huat upon exercise of its basic subscription rights. Kien Huat also acquired the remaining 533,433 shares not sold in the January 2015 Rights Offering pursuant to the terms of the January 2015 Standby Purchase Agreement. The net proceeds of the January 2015 Rights Offering were approximately $49.5 million, which were used to pay the expenses of the Casino. Pursuant to the January 2015 Standby Purchase Agreement, we paid Kien Huat a commitment fee of $250,000, which is equal to 0.5% of the maximum amount of the January 2015 Rights Offering and reimbursed Kien Huat for expenses in the amount of $40,000.

Restriction on Ability to Pay Dividends
Pursuant to the terms of the Bangkok Bank Loan Agreement, neither Empire nor any of its subsidiaries are permitted to declare or pay any dividends or make other payments to purchase, redeem, retire or otherwise acquire any capital stock of the Company. Such restriction will lapse upon the payment in full of any amounts outstanding under the Bangkok Bank Loan Agreement. Notwithstanding the foregoing, so long as no event of default has occurred, subsidiaries of Empire are permitted to pay dividends to Empire and Empire may pay dividends on the Series B Preferred Stock and for withholding taxes payable in connection with equity compensation programs.
Preferred Stock and Dividends

The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2017 and 2016, there were 44,258 shares of Series B Preferred Shares outstanding.
The Board authorized the cash payment of the Series B Preferred Stock dividends on March 8, 2016. Quarterly payments in the amount of $32,087 were made on April 1, 2016, July 1, 2016, October 3, 2016 and January 3, 2017 for the 2016 period. Quarterly payments in the amount of $32,087 were made on April 3, 2017, July 3, 2017, October 2, 2016 and January 2, 2018 for the 2017 period.
On March 2, 2016, our Board authorized the cash payment of dividends due for the year ended December 31, 2015 on our Series B Preferred Stock in the amount of approximately $167,000. At December 31, 2015, the Company had undeclared cash dividends on the Series B Preferred Stock of approximately $167,000 and payment was made on March 2, 2016. The cash dividend was calculated as if it were a dividend issued in shares of our comment stock, which in accordance with the terms of the Series B Preferred stock, means the amount of the cash payment is the annual cash dividend value (as if it had been paid quarterly) multiplied by 1.3.

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
    On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability was recorded pursuant to the payment terms in place at December 31, 2015 of which $1.5 million was recorded as a current liability and the remainder as a long term liability at December 31, 2015.

Interest expense associated with the change in the redemption amount of the liability was $231,000 and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

Note J. Warrants, Restricted Stock, Restricted Stock Units, Options and Option Matching Rights
Warrants

During 2015, the Company issued an aggregate of 83,334 shares of common stock at $30.00 per share from the exercise of warrants from a warrant holder. The Company received proceeds of $2.5 million from the exercise of these warrants.

As of December 31, 2017, there are outstanding warrants to purchase an aggregate of approximately 133,300 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020.

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA”) entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the “2014 MHHA Agreement”). Pursuant to the 2014 MHHA Agreement, on March 15, 2018, Empire issued to MHHA 200,000 shares of common stock and a warrant to purchase 60,000 shares of common stock at $81.50 per share, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account. Under the terms of the 2014 MHHA Agreement, the MHHA may dispose of the common stock beginning six months after receipt the common stock, subject to limitations upon the quantity of common shares disposed at any one time, as prescribed by the MHHA Agreement.

Restricted Stock, Restricted Stock Units and Options

Second Amended and Restated 2005 Equity Incentive Plan

In May 2015, the Company's Second Amended and Restated 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) expired. Options to purchase approximately 13,300 shares of common stock were outstanding as of December 31, 2017 under the 2005 Equity Incentive Plan. Although the 2005 Equity Incentive Plan expired, the approximately 13,300 options still outstanding under such plan are still exercisable.

2015 Equity Incentive Plan

In September 2015, our Board approved, and in November 2015, our stockholders approved the Company's 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan"). The 2015 Equity Incentive Plan provides for an aggregate of 2,600,707 shares of common stock to be available for Awards. At December 31, 2017, a total of 2,425,934 shares were available for future issuance under the 2015 Equity Incentive Plan.

Stock-based compensation expense was approximately $2.8 million, $2.7 million and $596,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2005 and 2015 Equity Incentive Plans. That cost is expected to be recognized over the remaining vesting period of 2.50 years. This expected cost does not include the impact of any future stock-based compensation awards.
In 2017, 2016 and 2015, the Company received approximately $16,000, $54,000 and $160,000, respectively, in proceeds from shares of common stock issued as a result of the exercise of stock options. No options were granted in 2017, 2016 and 2015.

The following table reflects stock option activity in 2017, 2016 and 2015:

	Number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2014	156,200	$7.95 - $131.10	$33.25	1.47
Options exercised in 2015	(81,600)	$13.95-$27.15
Forfeited in 2015	(18,000)	$13.95 -$127.95
Options outstanding at December 31, 2015	56,600	$7.95 - $131.10	$48.50	2.61
Options exercised in 2016	(18,000)	$7.95-$9.90
Forfeited in 2016	(5,000)	$14.85 -$82.95
Options outstanding at December 31, 2016	33,600	$7.95 - $131.10	$68.92	1.11
Options exercised in 2017	(2,000)	7.95
Forfeited in 2017	(18,300)	$14.85 -$131.10
Options outstanding at December 31, 2017	13,300	$15.00 - $40.05	$26.03	0.74

The following table reflects restricted stock and restricted stock unit activity in 2017, 2016 and 2015:

	Number of Restricted Shares	Number of Restricted Stock Units
Outstanding at December 31, 2014	37,000	—
Grants in 2015	120,000	—
Vested in 2015	(20,000)	—
Outstanding at December 31, 2015	137,000	—
Grants in 2016	105,000	—
Vested in 2016	(22,000)	—
Forfeited in 2016	(4,000)	—
Outstanding at December 31, 2016	216,000	—
Grants in 2017	1,000	74,500
Vested in 2017	(55,000)	—
Forfeited in 2017	(22,000)	(1,600)
Outstanding at December 31, 2017	140,000	72,900

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

Pursuant to the terms of the Investment Agreement, the Company is required to provide notice (an “Option Exercise Notice”) of any exercise within five business days, after which notice is received, Kien Huat is required to notify the Company of whether it decides to exercise such Option Matching Rights within 10 business days. The Company did not provide such notice to Kien Huat pursuant to the Investment Agreement. On December 31, 2015, the Company and Kien Huat entered into a letter agreement (the “OMR Letter Agreement”) pursuant to which the parties agreed that, as a result of the Company’s failure to provide the Option Exercise Notice, Kien Huat’s right to elect to purchase an equal number of shares had not yet vested and would inure to Kien Huat’s benefit only upon the Company’s delivery of such Option Exercise Notice. To fulfill the Company’s obligations pursuant to the Investment Agreement pursuant to the OMR Letter Agreement, the Company provided the Option Exercise Notice as of December 31, 2015 for approximately 204,706 shares of common stock as required by the Investment Agreement. Kien Huat had ten business days following the date on which the Company’s Chief Compliance Officer provides written notice that Kien Huat is no longer unable to exercise the Option Matching Rights pursuant to the Company’s Insider Trading Policy (the “Effective Date Notice”) to elect whether to exercise such Option Matching Rights.

On February 17, 2016, the Company provided the Effective Date Notice to Kien Huat regarding Kien Huat's election to exercise its Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock. At December 31, 2017, there were approximately 3,000 Option Matching Rights outstanding with various exercise prices and expiration dates through July 2018. On January 24, 2018, Kien Huat elected to exercise its Option matching Rights for 1,666 shares of the Company's common stock, after a former officer exercised his Stock Option which was due to expire on January 15, 2018. The Option Matching Rights were exercised at a price of $14.95 per share.
Note K. Concentration

As of December 31, 2017, the Company had one debtor that consisted of greater than 10% of accounts receivable. Hawthorne OTB represented 13.0% of the total net outstanding racing- related accounts receivable.

As of December 31, 2016, the Company had one debtor that consisted of greater than 10% of accounts receivable. Hawthorne OTB represented 16.9% of the total net outstanding racing- related accounts receivable.
Note L. Employee Benefit Plans

Empire 401(k) Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Company established the Plan to provide employees with the opportunity to accumulate pre-tax assets, and to provide employer contributions for eligible employees for their retirement and other needs. It is intended to be administered in accordance with all applicable federal laws and regulations. The Plan covers substantially all employees not otherwise covered by plans resulting from collective bargaining agreements. The Plan permits employees to defer a portion of their compensation as a pre-tax deferral up to statutory maximums. Effective July 2016, the Company makes a matching contribution for eligible salaried employees as follows: 50% matching contribution for an employee contribution of up to 4% of compensation. Eligible employees shall be 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2017, 2016 and 2015 were approximately $243,000, $142,000 and $96,000, respectively. As of December 31, 2017, the Plan had 291 participants.

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

The obligations incurred by the Company under the Deferred Compensation Plan will be unsecured general obligations of the Company to pay the compensation deferred in accordance with the terms of the Deferred Compensation Plan and will rank equally with other unsecured and unsubordinated indebtedness of the Company. Because the Company has subsidiaries, the right of the Company, and hence the right of creditors of the Company (including eligible participants in the Deferred Compensation Plan), to participate in a distribution of the assets of a subsidiary upon its liquidation or reorganization or otherwise, necessarily is subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor may be recognized. At December 31, 2017, the plan had assets of approximately$11,000.

Note M. Income Taxes

The Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. In response to U.S. tax reform, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB No. 118”) to provide guidance to registrants in applying ASC Topic 740 in connection with U.S. tax reform. SAB No. 118 provides that in the period of enactment, the income tax effects of U.S. tax reform may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period.” The measurement period begins in the reporting period of the U.S. tax reform’s enactment and ends when a registrant has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. SAB No. 118 also describes supplemental disclosure that should accompany the provisional amounts.

We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. Due to our operating losses, the 2017 Tax Act did not impact our 2017 operating results or income tax expense. The primary impact of the 2017 Tax Act was the remeasurement of our deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2017 and 2016, the estimated deferred income tax assets and liability were comprised of the following:

	12/31/2017	12/31/2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$40,502	$57,327
Stock—based compensation	2,097	2,863
Development costs	27,213	26,805
Other	1,396	1,939
Net deferred tax assets	71,208	88,934
Valuation allowance	(71,208)	(88,934)
Deferred tax assets, net	$—	$—
The valuation allowance decreased approximately $17.7 million during the year ended December 31, 2017, primarily due to the impact of the remeasurement of the net deferred tax assets, based upon the the new U.S. statutory corporate tax rate of 21%, offset by current year activity which increased the net deferred tax assets prior to their remeasurement for the new tax rate. The valuation allowance increased approximately $2.8 million during the year ended December 31, 2016. Of the $155.6 million in net operating loss carryforwards approximately $74.7 million is readily available as of December 31, 2017.
There are limits on the Company’s ability to use its current net operating loss carryforwards, potentially increasing the future tax liability of the Company if it were to generate taxable income. As of December 31, 2017, the Company had net operating loss carryforwards of approximately $155.6 million that expire between 2018 and 2037. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws.

The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2017	2016	2015
Tax provision at federal statutory tax rate	35.0%	35.0%	35.0%
New York State income taxes, net	—%	—%	(0.1)%
Non-deductible interest	—%	(0.3)%	(1.2)%
Permanent items	(3.1)%	(3.5)%	(2.5)%
Change in valuation allowance	(31.9)%	(31.2)%	(31.4)%
Effective tax rate	—%	—%	(0.2)%
As of December 31, 2017, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2017. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest within interest expense and classify penalties as selling, general and administrative expenses within the consolidated statement of operations.
The Company files tax returns in the U.S. federal jurisdiction, as well as New York and Delaware. All of its federal and state tax filings as of December 31, 2016 have been timely filed. The Company is subject to U.S. federal or New York State income tax examinations by tax authorities for years after 2013. During the periods open to examination, the Company has net operating loss and tax credit carryforwards that have attributes from closed periods. Since these net operating loss and tax credit carryforwards may be utilized in future periods, they remain subject to examination.

Note N. Related Party Transactions

Moelis Agreements

On December 9, 2013, the Company executed a letter agreement (the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Casino. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.

During 2015, we paid Moelis approximately $428,000 for professional services, travel and expenses.

At the close of the January 2016 Rights Offering, Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino pursuant to the Moelis letter Agreement.

On January 24, 2017, in connection with the closing of the Term Loan Facility and the Revolving Credit Facility, Moelis was paid approximately $2.5 million for financial advisory services pursuant to the Moelis Letter Agreement.

In March 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Engagement Agreement") pursuant to which Moelis will act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Engagement Agreement, Moelis is entitled to an advisory fee of $100,000, which was paid upon execution, and the reimbursement of expenses up to $75,000. The Moelis-Montreign Engagement Agreement terminated on December 31, 2017.
On May 16, 2017, Moelis and the Company entered into a letter agreement reinstating and amending the Moelis Engagement Letter (the "Updated Moelis Engagement Letter"). Pursuant to the Updated Moelis Engagement Letter, Moelis will act as non-exclusive financial advisor to the Company in connection with certain debt and equity financing and corporate transactions the Company may undertake. The Updated Moelis Engagement Letter describes the fees that will be due to Moelis for each transaction in which the Company engages. If the Company engages in a covered transaction at any time within 12 months of the termination of the Updated Moelis Engagement Letter for any reason other than for cause by the Company, Moelis will be entitled to receive a transaction fee according to the schedule provided therein. The Updated Moelis Engagement Letter terminated on December 31, 2017.

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

Kien Huat Letter Agreement

On February 17, 2016, Kien Huat and the Company entered into a letter agreement (the "Kien Huat Letter Agreement") pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three-year anniversary of the closing of the January 2016 Rights Offering and (ii) the one-year anniversary of the opening of the Casino, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause the Kien Huat Parties not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Kien Huat Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B Preferred Stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the Board (other than any such capital stock owned by any Kien Huat Parties) and (x) either (A) a majority of disinterested members of the Board or (y) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three independent directors (the definition of independence as determined under the standards of The Nasdaq Stock Market or any other securities exchange on which the common stock of the Company is then listed).

On December 28, 2017, the Company and Kien Huat amended the Kien Huat Letter Agreement to extend by one year Kien Huat’s obligation not to engage in a going-private transaction with Empire without the prior approval of the majority of Empire’s minority shareholders and a majority of the disinterested directors of Empire. As a result of the amendment, such restriction now covers a period ending in February 2020. Other than this one-year extension, all other terms of the Kien Huat Letter Agreement remain unchanged.

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

In connection with the Kien Huat Note Exchange Agreement, on December 28, 2017, the Company and Kien Huat further amended the Kien Huat Commitment Letter (the "Commitment Amendment"). Pursuant to the Commitment Amendment, Kien Huat’s obligation to participate in, and backstop the Follow-On Rights Offering was terminated. Other than the termination of such follow-on standby purchase commitment, all other terms of the Kien Huat Commitment Letter remain unchanged
RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS Licensed Marks may be assigned or sublicensed only in certain limited circumstances. However, any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with on-line gaming in addition to the Permitted Uses.
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in the Entertainment Project or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement.
During the term of the RWS License Agreement, Montreign Operating may participate in the Genting Rewards Alliance loyalty program (the “Alliance”), which will provide central marketing and cross-promotion opportunities for the Development Projects with other members of the Alliance. Montreign Operating’s participation in the Alliance is subject to the provisions of a separate agreement, which is currently being negotiated by the parties.
Mr. Lim, our Director, is also a director of Resorts World Inc. Pte Ltd., the parent company of RWS.

Investment Agreement with Kien Huat

On August 19, 2009, the Company entered into that certain investment agreement (the “Investment Agreement”) with Kien Huat , pursuant to which we issued 6,901,208 shares of common stock, representing just under 50% of our voting power at the time. Under the terms of the Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board, subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board of Directors. In 2017, Kien Huat recommended Messrs. Pearlman, Eller and Lim for appointment to the Board of Directors pursuant to the Investment Agreement. Kien Huat will continue to be entitled to recommend three nominees for directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board of Directors will be reduced proportionally to Kien Huat’s percentage of ownership. Under the Investment Agreement, for so long as Kien Huat is entitled to designate nominees for directors to the Board, among other things, Kien Huat will have the right to nominate one of its nominees elected to serve as a director to serve as the Chairman of the Board, and Mr. Pearlman has been appointed to serve as Executive Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board of Directors will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors nominated by Kien Huat.

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

Operating Leases

The following table represents the minimum lease payments:

Payments due by Period

Year ending December 31,	Total Payments
(in thousands)

2018	$12,761
2019	9,353
2020	8,961
2021	8,496
2022	8,300
2023 to 2056	361,986
Total	$409,857

The details of operating lease commitments are described below.

Casino Lease

On December 28, 2015 , Montreign Operating entered into a lease (the "Casino Lease") with EPT for the lease of the parcel on which the Casino is being built (the "Casino Parcel'). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease will be automatically terminated effective as of the applicable Option Date.

The following table represents the fixed rent payments under the Casino Lease:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$10,500
2019 (2)	7,500
2020 (2)	7,500
2021 (2)	8,000
2022 (2)	8,000
2023 to 2056 (2)	346,624

(1)	From March 1, 2017 through August 31, 2018, fixed rent is $1 million per month.

(2)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent will equal $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

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

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1)	$—
2019 (1) (2)	125
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,675

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Spring 2019 (the “Golf Course Opening Date”), fixed rent payments shall equal $0.

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

Entertainment Project Lease

On December 28, 2015, ERREII entered into a sublease (the “Entertainment Project Lease”) with the Destination Resort Developer, for the lease of the Entertainment Project Parcel. The terms of the Entertainment Project Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Entertainment Project Lease, there is no percentage rent due. Fixed rent payments under the Entertainment Project Lease are represented in the table below:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$12
2019 (2)	150
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,713

(1)
From the date the Entertainment Project Lease commenced (the “Entertainment Project Lease Commencement Date”) and until the date on which the Entertainment Village opens for business, which is expected to be December 2018 (the “Entertainment Project Opening Date”), fixed rent payments will equal $0.

(2)	From the Entertainment Project Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From September 2028 through the remainder of the term of the Entertainment Project Lease, fixed rent will equal $250,000 per year.

The Entertainment Project Lease is a net lease and ERREII is obligated to pay the rent payable under the Entertainment Project Lease and other costs related to ERREII's use and operation of the Entertainment Project Parcel, including the special district tax assessments allocated to the Entertainment Project Parcel, not to exceed the capped dollar amount applicable to the Entertainment Project Parcel. This obligation shall not be assessed against ERREII prior to 60 months following the Entertainment Project Lease Commencement Date.

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

Note P. Loss Per Share
As previously discussed in Note I, the Company completed a rights offering during January 2016. As per ASC 260-10-55-13 to ASC 260-10-55-14, a rights issue in which the exercise price at issuance is less than the fair value of the stock contains a bonus element that is somewhat similar to a stock dividend. If a rights issue contains a bonus element and the rights issue is offered to all existing shareholders, basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Since the Company offered the right to all existing shareholders at a 20% discount, a bonus element was present. The Company determined the bonus element to be an additional 1.458 million shares which would be added to the denominator that was used in computing basic and diluted earnings per share in 2015. The calculation of the bonus element gave rise to the following adjustments to the weighted average number of common shares and loss per common share for the year ended December 31, 2015:

Year ended December 31,
2015
(in thousands, except per share )

Weighted average number of common shares, as reported	9,291
Adjustment	1,458
Weighted average number of common shares, as adjusted	10,749

Loss per common share, as reported	$(4.00)
Adjustment	$0.58
Loss per common shares, as adjusted	$(3.42)

Note Q. Summarized Quarterly Data (Unaudited)

The following table summarizes the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Fiscal Quarter
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2017	(in thousands, expect per share data)

Net revenues	$14,769	$17,186	$18,713	$15,183

Loss from operations	(6,356)	(6,830)	(6,844)	(9,887)

Net loss	(11,451)	(11,916)	(10,872)	(12,105)

Loss per common share:

Loss per common share, basic	$(0.37)	$(0.39)	$(0.35)	$(0.39)
Loss per common share, diluted	$(0.37)	$(0.39)	$(0.35)	$(0.39)

2016

Net revenues	$16,205	$17,405	$18,530	$15,314

Loss from operations	(4,764)	(7,047)	(5,388)	(6,484)

Net loss	(5,177)	(7,045)	(5,388)	(6,587)

Loss per common share:

Loss per common share, basic	$(0.26)	$(0.23)	$(0.18)	$(0.19)
Loss per common share, diluted	$(0.26)	$(0.23)	$(0.18)	$(0.19)

Note R. Subsequent Events

On February 5, 2018, Montreign Operating received an Operation Certificate from the NYSGC to commence gaming operations at the Casino and, on February 8, 2018, the Casino opened to the public.

On November 3, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA”) entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the “2014 MHHA Agreement”). Pursuant to the 2014 MHHA Agreement, on March 15, 2018, Empire issued to MHHA 200,000 shares of common stock and a warrant to purchase 60,000 shares of common stock at $81.50 per share, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account. Under the terms of the 2014 MHHA Agreement, the MHHA may dispose of the common stock beginning six months after receipt the common stock, subject to limitations upon the quantity of common shares disposed at any one time, as prescribed by the MHHA Agreement. See Note J for a discussion of this event.

The Company drew $9.0 million on January 23, 2018 and $4.0 million on February 9, 2018, at LIBOR plus 5.0% interest rates under the Revolving Credit Facility. See Note G for a discussion of the terms of the Revolving Credit Agreement.

On January 4, 2018, the NYSGC notified the Company that it had confirmed that the Minimum Capital Investment criteria has been reached and the $35 million in performance bonds held in trust were returned to the Company for use toward Development Projects expenses. See Note E for a discussion of this event.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
 None.

Item 9A.	Controls and Procedures.
We carried out an evaluation as of December 31, 2017 under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
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
Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework 2013 framework (the "COSO criteria") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting within this report.

Item 9B.	Other Information.
On March 13, 2018, the Compensation Committee approved a 5% cost of living increase to Mr. Pearlman's annual base salary. Effective immediately, Mr. Pearlman's annual base salary was increased to $682,500.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Emanuel R. Pearlman	57	Executive Chairman of the Board
Ryan Eller	42	President, Chief Executive Officer and Director
Keith L. Horn	59	Director
Edmund Marinucci	68	Director
Nancy A. Palumbo	57	Director
Gregg Polle	57	Director
Gerard Ewe Keng Lim	49	Director
Nanette L. Horner	53	Executive Vice President, Chief Counsel and Chief Compliance Officer
Jamie M. Sanko	41	Chief Accounting Officer
Charles Degliomini	59	Executive Vice President of Governmental Affairs and Corporate Communications
Kevin D. Kline	49	Chief Operating Officer and General Manager of Montreign Operating Company, LLC.
The terms of all of our current directors will expire at the 2018 Annual Meeting of Stockholders, and all directors will be up for election for one-year terms at the 2018 Annual Meeting of Stockholders and at every subsequent annual meeting of stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next annual meeting of stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.
The business experience of each or our directors and executive officers is as follows:
Emanuel R. Pearlman has served as a director since May 2010 and as the Executive Chairman of the Board since June 2016. Mr. Pearlman served as Non-Executive Chairman of the Board from September 2010 through May 2016. He is the Chairman and Chief Executive Officer of Liberation Investment Group, LLC, a New York-based investment management and financial consulting firm, which he founded in January 2003. Mr. Pearlman has been a member of the board of directors of CEVA Logistics since June 2013, and has been a director of Network-1 Technologies, Inc. (NYSE MKT:NTIP) since 2012, where he serves as Chairman of the Audit Committee and a member of the Corporate Governance Committee. From May through September of 2017, Mr. Pearlman served on the board of directors of ClubCorp Holdings, Inc. (NYSE:MYCC) where he served on the Strategic Review Committee, and from 2009 to 2014, he served as the sole independent director of Fontainebleau Miami JV LLC, which currently owns and operates the Fontainebleau Hotel in Miami Beach. He also served as a director of of Multimedia Games, Inc. (NASDAQ-GS:MGAM) from October 2006 to March 2010. Mr. Pearlman holds an MBA from Harvard Business School and a B.A. in Economics from Duke University.
Ryan Eller has served as a director since September 2017. Mr. Eller served as our President and Chief Operating Officer from March 2017 through June 2017 and became our President and Chief Executive Officer in June 2017. From June 2013 to March 2017, Mr. Eller served in various executive officer positions with Genting New York LLC (“Genting NY”), which operates Resorts World Casino New York City (“RWNYC”). From June 2013 to October 2014, Mr. Eller served as Chief Financial Officer and from October 2014 to March 2017, Mr. Eller served as President of Genting NY. During his tenure at Genting NY, Mr. Eller oversaw RWNYC’s planning with respect to a $315 million expansion to add 1,000 video lottery terminals, a new hotel and convention complex. Concurrently with his position at Genting NY, from October 2014 to March 2017, Mr. Eller served as Senior Vice President of Development of Genting Americas Inc. (“Genting Americas”), an indirect, wholly-owned subsidiary of Genting Malaysia Berhad (“Genting Malaysia”), which is also the parent entity of Genting NY. In his role with Genting Americas, Mr. Eller oversaw the design and development of the Resorts World Las Vegas integrated resort, a $4 billion project on the Las Vegas Strip. From September 2012 to June 2013, Mr. Eller served as Executive Vice President and Chief Financial Officer of Choctaw Resort Development Enterprise, a wholly-owned enterprise of the Mississippi Band of Choctaw Indians, which operates three casinos including the Pearl River Resort, a fully integrated casino and resort facility that includes two casinos, a golf course and waterpark in Choctaw, Mississippi. In this role, Mr. Eller was responsible for the overall financial operations of the Choctaw’s gaming and resort enterprises as well as a restructuring of the property’s operations following an extended period of distress. From September 2007 to September 2012, Mr. Eller served as Treasurer and Executive Director of Finance of PCI Gaming Authority, a business enterprise created by the Poarch Band of Creek Indians, where he helped design, open and operate three casino and hotels representing capital investments over $600 million. At PCI Gaming Authority, Mr. Eller also directed operations and oversaw efforts to acquire and integrate pari-mutuel wagering facilities in Florida and Alabama. From 2006 to 2007, Mr. Eller served as Regional Manager, Planning and Analysis at Caesar’s Entertainment, Inc., where he led a team responsible for strategic, operational and marketing analysis. Mr. Eller served in the United States Marine Corps from 1997 to 2004 where he attained the rank of Major, holds an MBA with honors from Harvard Business School and a bachelor’s degree with distinction from the U.S. Naval Academy.

Keith L. Horn has served as a director of the Company since April 2016. He served as Chief Operating Officer and a member of the Management Committee of Elliott Management Corporation (“Elliott”), a global, multi-strategy private investment fund with more than $30 billion of assets under management, from 2003 to 2015. Mr. Horn’s role at Elliott encompassed, among other things, direct responsibility for operations, accounting, finance, IT, applications development, human resources, compliance and all aspects of infrastructure and security. From 2011 to 2015, Mr. Horn served as a member of the board of directors of the Managed Funds Association, and was also a member of such board’s Executive Committee and served as Chairman of its Nominating Committee and Chairman of its International Affairs Committee. Prior to joining Elliott, beginning in 1987, Mr. Horn spent 16 years at Merrill Lynch serving in various capacities, including global head of Leveraged Finance, head of Latin America Debt, Chief of Staff to the Chairman and President and a managing director in High Yield Finance and Investment Banking. Mr. Horn began his career in private practice as a corporate and securities attorney. He is a member of the Binghamton University Foundation board of directors and the Vice Chairman of the Foundation’s Investment Committee. In addition, Mr. Horn is a member of the Board of Directors of PeacePlayers International. He recently joined the board of directors of ShopOne Centers REIT, Inc. Mr. Horn received his J.D. cum laude from Georgetown University Law Center and holds B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors.

Edmund Marinucci has served as a director since March 2014. Mr. Marinucci has been a partner at PCH Hotels, LLC, a boutique hotel and resort operator based in San Francisco that is an operating division of Pacific Union Company since 1983. From October 1983 to December 2008, Mr. Marinucci served as President of PCH Hotels, LLC. During his tenure as President, PCH Hotels owned and managed properties in the U.S. and the Caribbean. Such properties included Meadowood Resort (Napa, California), Windermere Island Club (Bahamas), Divi Resorts (Aruba), Downtown Athletic Club (New York City), Frangipani Resort (Anguilla) and Marriott Resort (Grand Cayman). During his presidency of PCH Hotels, he oversaw the ground-up development of The Hotel Griffon and the renovation and repositioning of the Drisco Hotel (each in San Francisco). Prior to PCH Hotels, Mr. Marinucci served as Director of Development for HCP Hotels/Aston Resorts in Hawaii. In such position, Mr. Marinucci oversaw all development aspects of the hotel group and grew inventory from 15 to 20 hotel resorts. From 1978 to 1981, Mr. Marinucci served as Director of Resort Operations for Kapalua Resort Maui in Hawaii. While at Kapalua Resort Maui, Mr. Marinucci was responsible for the daily operations of the resort, including the Kapalua Bay Hotel, 150 rental villas, two golf courses, The Bay and The Village. He currently serves on the board of directors of The Dominick, a five-star boutique hotel located in Soho in New York City. Mr. Marinucci previously served on the board of directors of Jameson Inns/Colony Capital, a private hotel and resort company, and from November 2009 to January 2018, he served on the board of directors of Miami JV Member LLC, a private hotel and resort company known as the Fountainbleu. Mr. Marinucci is a member of The Cornell Hotel Society. Mr. Marinucci received a BS in Hotel Administration from the Cornell University School of Hotel Administration.
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
Gerard Ewe Keng Lim has served as a director in September 2017. Mr. Lim serves as a director of Kien Huat Realty III Limited (“Kien Huat”), the Company’s largest stockholder. Since February 2009, Mr. Lim has served as General Manager of Kien Huat Realty Sdn Berhad (“KHRSB”), which is a holding company that is a substantial shareholder of Genting Berhad. He was appointed as a director of KHRSB in September 2017. Genting Berhad is the holding company for the Genting Group, a multi-national conglomerate that includes, among other things, hospitality and casino holdings worldwide. Mr. Lim also serves as director of Golden Hope Limited (“Golden Hope”), which acts as trustee for a private unit trust primarily involved in investment holding. Golden Hope as trustee of the unit trust is an affiliate of Kien Huat and a substantial shareholder of Genting Hong Kong Limited (formerly known as Star Cruises Limited) which is publicly traded in Hong Kong. In his position as General Manager of KHRSB and director of KHRSB and Golden Hope, and in his positions as director of various subsidiaries and affiliates of KHRSB and Golden Hope, Mr. Lim oversees the investments of KHRSB and Golden Hope in various concerns, including a ski resort, casino resorts, genomics, real estate and leisure lifestyle companies. Mr. Lim also serves as a director of Resorts World Inc Pte Ltd., an affiliate of the Genting Group and the parent entity of Resorts World Services Pte. Ltd., from which the Company licenses the “Resorts World” and “Genting” brand names. Mr. Lim also serves as a director of Grand Banks Yachts Limited, a company publicly traded in Singapore with significant subsidiaries in the business of manufacturing and selling luxury yachts worldwide. Genting Hong Kong Limited indirectly holds a substantial ownership interest in Grand Banks Yachts Limited. Prior to joining KHRSB and Golden Hope, from 1997 to 2007, Mr. Lim held various positions with Genting Hong Kong Limited. Most recently, Mr. Lim served as its Chief Financial Officer from 2004 to 2007. Mr. Lim holds a Bachelor of Science in Chemical Engineering from the University of Birmingham and a Master’s degree in Business Administration from the University of Aston.
Nanette L. Horner joined the Company in July 2010 and currently serves as Executive Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner has been an attorney in the gaming industry since 1996. Prior to her employment with the Company, Ms. Horner was a regulator with the Pennsylvania Gaming Control Board ("PGCB") from August 2005 to June 2010 where she served as Deputy Chief Counsel assigned to the Bureau of Licensing. In September 2006, Ms. Horner was named the PGCB's first director of the Office of Compulsive and Problem Gambling. She is a member of the Board of Directors for the National Council on Problem Gambling, and is a member of American Mensa and the International Masters of Gaming Law.
Jamie M. Sanko has served as Chief Accounting Officer since December 2017. Prior to joining the Company, from December 2014 to December 2017, Mr. Sanko served as the chief financial officer of Genting Americas Inc., where he was responsible for financial oversight of operations in New York, Miami, Bimini and Las Vegas. From January 2011 to October 2014, Mr. Sanko served as the Director of Finance and as of October 2014, the Chief Financial Officer for Resorts World Casino in New York City. From July 2008 to November 2011, Mr. Sanko was the Reconciliation Manager and Trade Services Manager for DuPont Capital Management in Wilmington, Delaware. From 2003 to 2007, Mr. Sanko was an audit manager and audit senior for Ernst & Young LLP, where he served as the engagement executive for various public companies as well as non-public partnerships. Mr. Sanko earned his Bachelor’s degree from LaSalle University and his MBA from Drexel University.
Charles Degliomini joined the Company in 2004 and currently serves as Executive Vice President of Governmental Affairs and Corporate Communications. Since 2011, Mr. Degliomini has served as a director of the New York Gaming Association, a not-or-profit trade association created to advance the interests of New York State's nine racetrack casinos. He is a member of the board of directors of the Sullivan County Chamber of Commerce, as well as the Community Foundation of Orange ans Sullivan counties, which currently manages more than 280 permanent charities for individuals, families, businesses and organizations. Mr. Degliomini is also a member of the board of directors of the Orange and Sullivan County Boys and Girls Club. Mr. Degliomini served in the General Services Administration as chief of staff to the Regional Administrator from 1985 to 1998, and was the New York State communications director for Reagan-Bush in 1984. Mr. Degliomini has a B.A. in Political Science from Queens College.
Kevin D. Kline has served as Chief Operating Officer and General Manager of Montreign Operating since December 2017. Prior to joining Montreign Operating, from March 2016 to December 2017, Mr. Kline was a principal of Kline Edge Enterprises LLC and provided management and operational consulting for entrepreneurial clients. From January 2011 to November 2015, Mr. Kline served as the Senior Vice President and General Manager of the Horseshoe Casino Cincinnati, formerly a Caesars Entertainment branded property. Mr. Kline was involved in the design and construction of the 23-acre site and, upon opening, oversaw the overall daily operations of the property, which included 1,700 team members. From November 2015 to March 2016, Mr. Kline served as a Senior Vice President of Caesars Entertainment Corp. (Nasdaq: CZR) and assisted in the transfer of the ownership and management rights to Horseshoe Casino Cincinnati in connection with the bankruptcy filing of certain subsidiaries of Caesars Entertainment Corp. From July 2005 to December 2010, Mr. Kline served as the Vice President and Assistant General Manager for the Horseshoe Hammond Casino, a Caesars Entertainment branded property in the Chicagoland market. While the Horseshoe Hammond Casino continued to operate in an existing facility, Mr. Kline led the teams responsible for the design and construction of a new $500 million casino site. Upon the opening of the new facility in August 2008, Mr. Kline led the management and operations of the new property, which included 2,300 team members. From March 1999 to June 2005, Mr. Kline served in various capacities within the Harrah’s Entertainment organization. From March 2005 to June 2005, Mr. Kline served as a member of the integration team created in connection with the merger of Caesars Entertainment Corp. and Harrah’s Entertainment Corp., which was consummated in 2005. In particular, Mr. Kline’s focus on the integration team was the strategic development and optimization of the player experience of key customers within both the Caesars and Harrah’s organizations. From February 2002 to March 2005, Mr. Kline served as the Vice President of Casino Marketing for Harrah’s Entertainment in New Orleans where he, along with the management team, transitioned the property and business during a restructuring period. Mr. Kline worked on building relationships with local hotel, restaurant and entertainment venues and integrating the property with the Harrah’s Total Rewards loyalty program to attract existing customers and to establish the property as a premium enterprise destination for program members and the company. From December 2000 to February 2002, Mr. Kline served as the Vice President of Casino Marketing for The Rio All-Suite Hotel and Casino in Las Vegas, also a Harrah’s property, where he was responsible for restructuring the property’s multi-channel sales function and implementing strategies to drive high-valued national and international customer trips to the property. Prior to his involvement with specific Harrah’s properties, from March 1999 to December 2000, Mr. Kline served as Vice President of VIP marketing, where he was responsible for the strategic marketing initiatives related to the company’s VIP marketing segment. Prior to joining the Harrah’s organization, Mr. Kline served in various marketing roles within the Trump casino organization. From March 2011 to March 2018, Mr. Kline served as a board member of the Cincinnati USA Convention and Visitors Bureau. From 2013 to February 2018, Mr. Kline served as a board member of the Alzheimer's Association of Greater Cincinnati. Mr. Klein currently serves as a board member of the Cincinnati Brewery District Community Urban Redevelopment Corporation. Mr. Kline also serves as an executive in residence for CincyTech, a Cincinnati-based start-up accelerator. Mr. Kline has a Bachelor’s degree in Business from James Madison University and a Master’s of Management degree from Cornell University’s School of Hotel Administration with concentrations in finance and real estate finance.
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
As a result, the Board has affirmatively determined that none of our directors has a material relationship with the Company other than Ryan Eller, who serves as our President and Chief Executive Officer, Emanuel R. Pearlman, who serves as Executive Chairman of the Board and Gerard Lim, who serves as a director of Kien Huat, Empire's largest stockholder. The Board has also affirmatively determined that all members of our Audit Committee, Corporate Governance and Nominations Committee and Compensation Committee are independent directors.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and NASDAQ Listing Rules. The Audit Committee is comprised of Mr. Horn, Ms. Palumbo and Mr. Polle. Mr. Horn serves as Chairman of the Audit Committee. Our Board has determined that Mr. Horn and Mr. Polle qualify as audit committee financial experts as defined by Securities and Exchange Commission rules, based on his education, experience and background. Please see the biographical information above for a description of Mr. Horn's and Mr. Polle's relevant experience.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2017 there were no delinquent filers with the exception of a Form 3 that was to be filed by Mr. Eller on March 27, 2017 in connection with his appointment as President of the Company. Mr. Eller filed such form on June 7, 2017.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth all information concerning the compensation earned, for the fiscal years ended December 31, 2017, 2016 and 2015 for services rendered to us by persons who served as our CEO and CFO during 2017, 2016 and 2015, as well as each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2017, 2016 and 2015, all of whom we refer to herein collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($) (11)	All Other Compensation ($)		Total ($)
Emanuel R. Pearlman (1)	2017	650,000	(1)	200,000	611,250	36,000	(1)	1,497,250
Executive Chairman of the Board	2016	357,500	(1)	200,000	—	17,500	(1)	575,000

Ryan Eller (2)	2017	438,461		200,000	489,000	19,900	(2)	1,147,361
President and Chief Executive Officer

Joseph A. D’Amato (3)	2017	240,073		—	760,938	20,872	(3)	1,021,883
Former Chief Executive Officer	2016	398,269		200,000	205,000	33,540	(4)	836,809
	2015	375,000		225,000	651,250	31,418	(5)	1,282,668

Laurette J. Pitts (6)	2017	273,900		—	24,950	7,113	(6)	305,963
Former Executive Vice President, Chief Financial Officer	2016	240,000		65,000	—	—		305,000
	2015	240,000		100,000	260,500	—		600,500

Nanette L. Horner	2017	225,000		78,000	24,950	14,400	(7)	342,350
Executive Vice President, Chief Counsel and Chief Compliance Officer	2016	225,000		50,000	—	14,400	(7)	289,400
	2015	225,000		100,000	260,500	14,400	(7)	599,900

Jamie M. Sanko (8)	2017	4,808		—	—	—		4,808
Chief Accounting Officer

Charles Degliomini	2017	257,500		77,250	24,950	3,600	(9)	363,300
Executive Vice President of Governmental Affairs and Corporate Communications	2016	257,500		50,000	—	—		307,500
	2015	260,000		100,000	260,500	—		620,500

Kevin D. Kline (10)	2017	17,692		—	—	—		17,692
Chief Operating Officer and General Manager of Montreign Operating Company, LLC

(1)
Mr. Pearlman served as a non-employee director until May 31, 2016, whereupon he became the Executive Chairman of the Board of Directors and a Company employee. Mr. Pearlman is paid an annual salary of $650,000 in his role as Executive Chairman but does not have an employment agreement with the Company. All Other Compensation includes $36,000 and

17,500 paid to an entity wholly-owned by Mr. Pearlman as reimbursement for medical benefits and administrative expenses provided by such entity in lieu of Company benefits, for the 2017 and 2016 periods, respectively.

(2)	Mr. Eller joined the Company on March 27, 2017. All Other Compensation consists of $19,900 in housing and travel allowance.

(3)
Mr. D'Amato retired on June 1, 2017. All Other Compensation consists of $10,650 in housing allowance, $5,084 in allocation of personal use of a Company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(4)	All Other Compensation consists of $23,368 in housing allowance, $5,034 in allocation of personal use of a Company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(5)	All Other Compensation consists of $22,228 in housing allowance, $4,052 in allocation of personal use of a Company vehicle, and $5,138 for an excess life insurance policy paid by the Company.

(6)	Ms. Pitts resigned effective December 4, 2017. All Other Compensation consists of $4,800 in housing and travel allowance.

(7)	All Other Compensation consists of $14,400 in housing and travel allowance.

(8)	Mr. Sanko joined the Company on December 12, 2017.

(9)	All Other Compensation consists of $3,600 in housing and travel allowance.

(10)	Mr. Kline joined the Company on December 12, 2017.

(11)
These amounts reflect the aggregate grant date fair value of restricted stock granted in the year ended December 31, 2017 under our 2005 Equity Incentive Plan computed in accordance with ASC Topic 718 (formerly SFAS No. 123(R)). Please see Notes B and I to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for more information. The grant dates for the Restricted Stock are June 6, 2017, May 1, 2017, August 2, 2016, May 5, 2015, August 11, 2014 and November 12, 2013, respectively.

Narrative Disclosure to Summary Compensation Table

The following is a description of our current executive employment agreements:

Emanuel Pearlman

Mr. Pearlman does not have an employment agreement with the Company. Mr. Pearlman receives an annual base salary of $650,000 and is reimbursed for medical benefits and administrative expenses incurred by an entity controlled by Mr. Pearlman in lieu of receiving such benefits from the Company. Mr. Pearlman is is eligible to receive such incentive compensation and bonuses as the Compensation Committee deems appropriate.

On March 13, 2018, the Compensation Committee approved a 5% cost of living increase to Mr. Pearlman's annual base salary. Effective immediately, Mr. Pearlman's annual base salary was increased to $682,500.

Joseph A. D’Amato
On November 26, 2012, the Company entered into an employment agreement with Mr. D’Amato, which was amended on May 29, 2014 and June 30, 2015, pursuant to which Mr. D’Amato served as the Company's Chief Executive Officer. Mr. D’Amato received an annual base salary of $375,000.

On August 2, 2016, the Company entered into an Amended and Restated Employment Agreement with Mr. D’Amato, which agreement was effective as of July 1, 2016, pursuant to which Mr. D’Amato’s base salary was increased from $375,000 to $425,000. In addition, Mr. D’Amato was granted 12,500 shares of common stock subject to the 2015 Equity Incentive Plan. One-half of the shares vested on August 2, 2016 and the remaining shares vested immediately upon Mr. D’Amato’s retirement as discussed below.

Mr. D’Amato retired on June 1, 2017 and resigned from his position as a director of the Company and as Chief Executive Officer. In connection with Mr. D’Amato’s retirement, all shares of restricted stock held by Mr. D’Amato that were subject to vesting conditions became vested immediately upon his retirement.

Ryan Eller

On March 27, 2017, the Company entered into an employment agreement with Mr. Eller (the “Eller Employment Agreement”) pursuant to which Mr. Eller became the Company's President and Chief Operating Officer. Upon Mr. D’Amato’s retirement, effective June 1, 2017, Mr. Eller became the Company’s President and Chief Executive Officer . The Eller Employment Agreement remained in full force and effect after such appointment. Mr. Eller’s employment agreement provides for a term ending on February 28, 2021 unless the relationship is earlier terminated by either party in accordance with the provisions of the Eller Employment Agreement. Mr. Eller receives an annual base salary of $600,000 and is eligible to receive such incentive compensation and bonuses as the Compensation Committee deems appropriate. Mr. Eller receives a monthly housing allowance in the amount of $1,600 plus utility expenses. In addition, Mr. Eller is entitled to an automobile allowance of $1,500 a month.
In the event that the Company terminates Mr. Eller’s employment for Cause (as defined in the Eller Employment Agreement) or Mr. Eller resigns without Good Reason (as defined in the Eller Employment Agreement), the Company’s obligations are limited generally to paying Mr. Eller his base salary, unpaid expenses and any benefits to which Mr. Eller is entitled through the termination date (collectively “Accrued Obligations”). In the event Mr. Eller’s employment is terminated as a result of death or disability, Mr. Eller or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. Eller shall become vested immediately and remain exercisable through the remainder of its original term. In the event that the Company terminates Mr. Eller’s employment without Cause or Mr. Eller resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligation, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year) and (iii) Mr. Eller’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original term. In the event that the Company terminates Mr. Eller’s employment without Cause or Mr. Eller resigns with Good Reason on or following a Change of Control (as defined in the Eller Employment Agreement), the Company is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant, and (iii) Mr. Eller’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options held by Mr. Eller, which options shall remain exercisable through the remainder of their original term.
The Company has agreed to customary indemnification for Mr. Eller for any claims arising out of his service to the Company. In addition, Mr. Eller agreed to non-competition and non-solicitation provisions that extend for a post-termination period ranging from three months to one year following the date of termination depending on the reason for termination. Notwithstanding the foregoing, following the termination of the Eller Employment Agreement, Mr. Eller shall be entitled to be employed by, consult with or participate in the management, operation or control of Genting Berhad, Genting Malaysia, Genting Hong Kong Limited, or affiliates thereof, or any other entity in which Mr. Lim or any member of the Lim family has, directly or indirectly, invested, without the prior written consent of the Board of Directors of the Company. Mr. Eller has also agreed to customary terms concerning the protection and confidentiality of Company information.

Laurette J. Pitts

On August 17, 2012, the Company entered into an employment agreement with Ms. Pitts pursuant to which Ms. Pitts became the Company’s Chief Operating Officer and continued to serve as the Company’s Senior Vice President and Chief Financial Officer. Pursuant to such employment agreement, which was amended as of May 29, 2014, when she was promoted to Executive Vice President, and also on June 30, 2015, Ms. Pitts had an annual base salary of $240,000 and certain incentive compensation and bonuses. On July 31, 2017, the Compensation Committee approved a monthly lodging and travel expense allowance for Ms. Pitts and an annual base salary increase to $255,000. The perquisite of $1,200 per month was payable for the remaining term of Ms. Pitts' employment agreement.

Effective December 4, 2017, Ms. Pitts resigned from her position of Executive Vice President and Chief Financial Officer.
Nanette L. Horner
On August 22, 2012, the Company entered into an employment agreement with Ms. Horner (the "Horner Employment Agreement"), pursuant to which Ms. Horner served as the Company’s Senior Vice President, Chief Compliance Officer and Chief Counsel. The Horner Employment Agreement provided an initial term ending on December 31, 2014, unless earlier terminated by either party in accordance with the provisions thereof. Ms. Horner received a base salary of $215,000 and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Ms. Horner may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which she is a participant. Ms. Horner also receives a monthly lodging and travel expense allowance of $1,200. In the event that the Company terminates Ms. Horner’s employment with Cause (as defined in the Horner Employment Agreement) or Ms. Horner resigns without Good Reason (as defined in the Horner Employment Agreement), the Company’s obligations are limited generally to paying Ms. Horner her base salary, unpaid expenses and any benefits to which Ms. Horner is entitled through the termination date (the “Accrued Compensation”). In the event that Ms. Horner’s employment is terminated as a result of death or disability, Ms. Horner’s or her estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Ms. Horner shall become vested immediately and remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason, the Company is obligated to pay (i) the Accrued Compensation, (ii) a pro rata portion of any bonus awarded pursuant to any annual bonus plan in which she is a participant (based on the days worked during the applicable year) and (iii) Ms, Horner's compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Ms. Horner’s employment without Cause or Ms. Horner resigns with Good Reason on or following a Change in Control (as defined in the Horner Employment Agreement), the Company is generally obligated to continue to pay Ms. Horner’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options held by Ms. Horner, which options shall remain exercisable through the remainder of its original five-year term.
On May 30, 2014, the Company entered into Amendment No. 1 to the Horner Employment Agreement, which amendment was effective as of July 1, 2014. Pursuant to such amendment, (i) the termination date of Ms. Horner’s employment agreement was extended from December 31, 2014 to December 31, 2015, (ii) her base salary was increased from $215,000 to $225,000 and (iii) “Executive Vice President” was added to her title. In addition, pursuant to the amendment, the definition of “Change in Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.

On June 30, 2015, the Company entered into Amendment No. 2 to the Horner Employment Agreement extending the termination date of such agreement to December 31, 2018.

On January 18, 2018, the Compensation Committee took action to increase Ms. Horner's base salary from $225,000 to $260,000, effective immediately.

Jamie Sanko

On December 12, 2017, the Company entered into an employment agreement with Mr. Sanko, pursuant to which Mr. Sanko became the Company's Chief Accounting Officer (the “Sanko Employment Agreement”). The Sanko Employment Agreement provides for a term ending on December 11, 2020, unless the relationship is earlier terminated by either party in accordance with the provisions of the Sanko Employment Agreement. From the date on which the Sanko Employment Agreement was executed through December 31, 2018, Mr. Sanko will receive an annual base salary of $250,000. From January 1, 2019 through the remainder of the term of the Sanko Employment Agreement, Mr. Sanko will receive an annual base salary of $400,000. The base salary may be further adjusted at the discretion of the Board of Directors of the Company. Mr. Sanko will be eligible to receive such incentive compensation and bonuses as the Compensation Committee may deem appropriate. Mr. Sanko is entitled to reimbursement of certain reasonable expenses not to exceed $10,000 incurred in connection with his relocation to Sullivan County, New York, or a neighboring county in New York. In addition, Mr. Sanko is entitled to receive a travel and lodging allowance in the amount of $1,200 per month.

In the event that the Company terminates Mr. Sanko’s employment with Cause (as defined in the Sanko Employment Agreement) or Mr. Sanko resigns without Good Reason (as defined in the Sanko Employment Agreement), the Company’s obligations are limited generally to paying Mr. Sanko his base salary, unpaid expenses and any benefits to which Mr. Sanko is entitled through the termination date (collectively “Accrued Obligations”). In the event Mr. Sanko’s employment is terminated as a result of death or disability, Mr. Sanko or his estate, as the case may be, is entitled to receive the Accrued Obligations, any unvested equity award held by Mr. Sanko shall become vested immediately and any options held by Mr. Sanko shall remain exercisable through the remainder of their original term. In the event that the Company terminates Mr. Sanko’s employment without Cause or Mr. Sanko resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligation, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year) and (iii) Mr. Sanko’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the Sanko Employment Agreement and accelerate the vesting of any equity award granted at the discretion of the Company’s compensation committee, and any options held by Mr. Sanko shall remain exercisable through the remainder of their original term. In the event that the Company terminates Mr. Sanko’s employment without Cause or Mr. Sanko resigns with Good Reason on or following a Change of Control (as defined in the Sanko Employment Agreement), the Company is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year), and (iii) Mr. Sanko’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of any equity award granted to Mr. Sanko at the discretion of the Compensation Committee, and any options held by Mr. Sanko shall remain exercisable through the remainder of their original term.

The Company has agreed to customary indemnification for Mr. Sanko for any claims arising out of his service to the Company. In addition, Mr. Sanko has agreed to non-competition and non-solicitation provisions that extend for a post-termination period ranging from three months to one year following the date of termination depending on the reason for termination. Notwithstanding the foregoing, following the termination of the Sanko Employment Agreement, Mr. Sanko shall be entitled to be employed by, consult with or participate in the management, operation or control of Genting Berhad, Genting Malaysia Berhad, Genting Hong Kong Limited, or affiliates thereof, or any other entity in which Mr. Lim or any member of the Lim family has, directly or indirectly, invested, without the prior written consent of the Board of Directors of the Company. Mr. Sanko has also agreed to customary terms concerning the protection and confidentiality of company information.
Charles A. Degliomini
On December 7, 2012, the Company entered into an employment agreement with Mr. Degliomini (the "Degliomini Employment Agreement"), pursuant to which Mr. Degliomini served as Executive Vice President of Governmental Affairs and Corporate Communications. The Degliomini Employment Agreement provided for a term ending on December 31, 2014, unless Mr. Degliomini’s employment is terminated by either party in accordance with the provisions thereof. Mr. Degliomini received a base salary at the annual rate of $250,000 and such incentive compensation and bonuses, if any, (i) as the Compensation Committee in its discretion may determine, and (ii) to which Mr. Degliomini may become entitled pursuant to the terms of any incentive compensation or bonus program, plan or agreement from time to time in effect in which he is a participant. In the event that the Company terminates Mr. Degliomini’s employment with Cause (as defined in the Degliomini Employment Agreement) or Mr. Degliomini resigns without Good Reason (as defined in the Degliomini Employment Agreement), the Company’s obligations are limited generally to paying Mr. Degliomini his base salary, unpaid expenses and any benefits to which Mr. Degliomini in entitled through the termination date (collectively “Accrued Obligations”). In the event Mr. Degliomini’s employment is terminated as a result of death or disability, Mr. Degliomini’s or his estate, as the case may be, is entitled to receive the Accrued Obligations and any unvested options held by Mr. Degliomini shall become vested immediately and remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year) and (iii) Mr. Degliomini’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term. In the event that the Company terminates Mr. Degliomini’s employment without Cause or Mr. Degliomini resigns with Good Reason on or following a Change in Control (as defined in the Degliomini Employment Agreement), the Company is generally obligated to continue to pay Mr. Degliomini’s compensation for the greater of (i) 24 months or (ii) the remainder of the term of the agreement and accelerate the vesting of the options granted in contemplation of the agreement, which options shall remain exercisable through the remainder of its original five-year term.
On August 24, 2014, the Company entered into Amendment No. 1 to the Degliomini Employment Agreement. Pursuant to such amendment, (i) the termination date of Mr. Degliomini’s employment agreement was extended from December 31, 2014 to December 31, 2015 and (ii) his base salary was increased from $250,000 to $257,000. In addition, pursuant to the amendment, the definition of “Change in Control” was amended such that a change in the majority of the Board as a result of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction without the approval of the current members of the Board would constitute a Change in Control.

On June 30, 2015, the Company entered into Amendment No. 2 to the Degliomini Employment Agreement extending the termination date of such agreement from December 31, 2015 to December 31, 2018.

On July 31, 2017, the Compensation Committee approved a lodging and travel expense allowance for Mr. Degliomini of $1,200 per month.

Kevin Kline

On December 12, 2017, Montreign Operating entered into an employment agreement with Mr. Kline (the “Kline Employment Agreement”), pursuant to which Mr. Kline became Chief Operating Officer and General Manager of Montreign Operating. The Kline Employment Agreement provides for a term ending on December 11, 2020 unless the relationship is earlier terminated by either party in accordance with the provisions of the Kline Employment Agreement. Mr. Kline will receive an annual base salary of $400,000 and will be eligible to receive such incentive compensation and bonuses st the Compensation Committee may deem appropriate. Mr. Kline is entitled to reimbursement of certain reasonable expenses not to exceed $20,000 incurred in connection with his relocation to Sullivan County, New York, or a neighboring county in New York. In addition, Mr. Kline is entitled to receive a travel and lodging allowance in the amount of $1,200 per month. In connection with his employment, Mr. Kline shall receive a one-time cash bonus of $10,000.

In the event that Montreign terminates Mr. Kline’s employment with Cause (as defined in the Kline Employment Agreement) or Mr. Kline resigns without Good Reason (as defined in the Kline Employment Agreement), Montreign’s obligations are limited generally to paying Mr. Kline his base salary, unpaid expenses and any benefits to which Mr. Kline is entitled through the termination date (collectively “Accrued Obligations”). In the event Mr. Kline’s employment is terminated as a result of death or disability, Mr. Kline or his estate, as the case may be, is entitled to receive the Accrued Obligations, any unvested equity award granted to Mr. Kline at the discretion of the Company’s compensation committee shall become vested immediately and any options held by Mr. Kline shall remain exercisable through the remainder of their original term. In the event that Montreign terminates Mr. Kline’s employment without Cause or Mr. Kline resigns with Good Reason, Montreign Operating is obligated to pay (i) the Accrued Obligation, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant (based on the days worked during the applicable year) and (iii) Mr. Kline’s compensation for the lesser of (A) 18 months or (B) the remainder of the term of the Kline Employment Agreement and accelerate the vesting of any equity award granted at the discretion of the Company’s compensation committee, and any options held by Mr. Kline shall remain exercisable through the remainder of their original term. In the event that Montreign Operating terminates the Kline Employment Agreement without Cause or Mr. Kline resigns with Good Reason on or following a Change of Control (as defined in the Kline Employment Agreement), Montreign Operating is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which he is a participant, and (iii) Mr. Kline’s compensation for the greater of (A) 24 months or (B) the remainder of the term of the agreement and accelerate the vesting of any equity award granted to Mr. Kline at the discretion of the Compensation Committee, and any options held by Mr. Kline shall remain exercisable through the remainder of their original term.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)
Emanuel R. Pearlman	—	2,000	24.75	11/11/2018	(1)
						50,000	1,350,000	(2)
						56,250	1,518,750	(3)
						25,000	675,000	(4)
Ryan Eller	—	—	—
						20,000	540,000	(4)

Nanette L. Horner	—	—	—
						10,000	270,000	(2)
						1,000	27,000	(5)
Charles Degliomini	—	—	—
						10,000	270,000	(2)
						1,000	27,000	(5)

(1)	Grant date November 12, 2013 of restricted stock award; vesting 25% on grant date, 25% on 2/12/2014, 25% on 5/12/2014 and 25% on 8/12/2014; 10-year term.

(2)
Grant date May 5, 2015 of restricted stock award; vesting 50% on which the NYSGC authorizes the opening of the Casino to the public ("Casino Date"), 50% at the six-month anniversary of the Casino Date; immediate vesting in the event of a Change in Control (as defined in the award).

(3)	Grant date March 16, 2016 of restricted stock award; vesting 25% on 3/16/2018, 25% on 3/16/2019 and 25% on 3/16/2020.

(4)	Grant date June 5, 2017 of restricted stock unit award; vesting 33.33% on 6/05/2018, 33.33% on 6/05/2019 and 33.34% on 6/05/2020.

(5)	Grant date May 1, 2017 of restricted stock unit award; vesting 33.33% on 5/01/2018, 33.33% on 5/01/2019 and 33.34% on 5/01/2020.

Outstanding Equity Awards Narrative Disclosure
Second Amended and Restated 2005 Equity Incentive Plan
In May 2015, the 2005 Equity Incentive Plan expired. Options to purchase 13,288 shares of common stock were outstanding as of December 31, 2017 under the 2005 Equity Incentive Plan. Although the 2005 Equity Incentive Plan expired, the 13,288 options still outstanding under such plan are still exercisable. In September 2015, the Board approved, and in November 2015, our stockholders approved, a new 2015 Equity Incentive Plan, which is discussed below.
2015 Equity Incentive Plan
In September 2015, the Board approved, and in November 2015, our stockholders approved the Company's 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan"). The purpose of the 2015 Equity Incentive Plan is (i) to align our interests and recipients of options under the Plan by increasing the proprietary interest of such recipients in our growth and success, and (ii) to advance our interests by providing additional incentives to officers, key employees and well-qualified non-employee directors and consultants who provide services to us, who are responsible for our management and growth, or otherwise contribute to the conduct and direction of our business, operations and affairs.
Administration
The Compensation Committee will administer the 2015 Equity Incentive Plan. The Compensation Committee will have the authority, without limitation (i) to designate participants to receive awards, (ii) determine the types of awards to be granted to participants, (iii) determine the number of shares of common stock to be covered by awards, (iv) determine the terms and conditions of any awards granted under the Plan, (v) determine to what extent and under what circumstances awards may be settled in cash, shares of common stock, other securities, other Awards or other property, or canceled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common stock, other securities, other awards or other property and other amounts payable with respect to an award shall be made, (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in this Plan and any instrument or agreement relating to, or award granted under, this Plan, (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee shall deem appropriate for the proper administration of this Plan, (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards, (x) reprice existing awards or to grant awards in connection with or in consideration of the cancellation of an outstanding Award with a higher price, and (xi) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of this Plan. The Compensation Committee will have full discretion to administer and interpret the Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
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
Number of Shares Authorized
The 2015 Equity Incentive Plan provided for an aggregate of 952,498 shares of common stock to be available for Awards. Subject to adjustments based on the terms of the 2015 Equity Incentive Plan, on the 90th day after the Company was awarded a Gaming Facility License (the “Trigger Date”), the maximum shares of common stock available for Awards were to automatically increase by the lesser of: (i) 1,633,209 shares of common stock; (ii) such number of shares as would increase the aggregate number of shares of common stock available for Awards to 10% of the issued and outstanding shares of common stock as of the Trigger Date; and (iii) such number of shares of common stock as the Compensation Committee would otherwise determine. On March 8, 2016, pursuant to the terms of the 2015 Equity Incentive Plan, the Board of Directors determined to increase the number of shares available for grant under such plan by 1,663,209 shares for a total amount of shares available for grants of 2,600,707. Such change was effective as of March 20, 2016. At December 31, 2017, a total of 2,425,934 shares were available for future issuance under the 2015 Equity Incentive Plan.
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
The 2015 Equity Incentive Plan will have a term of 10 years and no further Awards may be granted under the 2015 Equity Incentive Plan after that date.
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
Options
The Compensation Committee will be authorized to grant Options to purchase common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2015 Equity Incentive Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the 2015 Equity Incentive Plan, unless the Compensation Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the 2015 Equity Incentive Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an Option granted under the 2015 Equity Incentive Plan will be 10 years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of common stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company’s accountants to avoid an additional compensation charge or have been purchased on the open market, or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Compensation Committee may determine to be appropriate.
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
Amendment
The 2015 Equity Incentive Plan will have a term of 10 years. The Company’s Board of Directors may amend, suspend or terminate the 2015 Equity Incentive Plan at any time; however, shareholder approval to amend the 2015 Equity Incentive Plan may be necessary if the law or SEC so requires. No amendment, suspension or termination will impair the rights of any Participant or recipient of any award without the consent of the Participant or recipient.
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
Option Exercises and Stock Vested
The following information sets forth stock options exercised by, and stock vested for, the executive officers during the year ended December 31, 2017:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Emanuel R. Pearlman (1)	—	—	11,628	493,125

Joseph A. D’Amato (2)	—	—	31,250	760,938

(1) - On January 6, 2017, 3,000 shares of restricted stock vested for Mr. Pearlman of which 1,750 shares were withheld to satisfy tax obligations relating to the vesting. On March 15, 2017, 18,750 shares of restricted stock vested for Mr. Pearlman of which 10,378 shares were withheld to satisfy tax obligations relating to the vesting.
(2) - On June 1, 2017, 32,250 shares of restricted stock vested for Mr. D'Amato under the terms of his employment agreement.

Pension Benefits
None of our employees participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in the Company's best interests.

Deferred Compensation Plan
The Company adopted a deferred compensation plan (the "Deferred Compensation Plan"), which was effective on January 1, 2017. The Deferred Compensation Plan is a non-qualified deferred compensation plan under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select employees of the Company, including its executive officers. Pursuant to the Deferred Compensation Plan and subject to applicable tax laws, participants may elect to defer up to 50% of their base salary and up to 100% of any cash bonus. In addition to elective deferrals, the Deferred Compensation Plan permits the Company to make discretionary contributions. Participants may elect to receive payment of their vested account balances in a single cash payment or in annual installments for a period of five, 10 or 15 years. Payments will be made or commence upon the earliest of a participant’s separation from service, death or disability. If a participant so elects, payments will be deferred until a fixed and determinable date.
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
Grants of Plan-Based Awards in 2017

								All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Closing stock price on Award date ($/ share)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (1) (2)	Maximum (#)
Emanuel R. Pearlman	6/5/2017	—	—	—	—	25,000	—	—	—	—	$24.45	$611,250
Ryan Eller	6/5/2017	—	—	—	—	20,000	—	—	—	—	$24.45	$489,000
Nanette L. Horner	5/1/2017	—	—	—	—	1,000	—	—	—	—	$24.95	$24,950
Charles Degliomini	5/1/2017	—	—	—	—	1,000	—	—	—	—	$24.95	$24,950

(1)
The stock awards disclosed in this item consists of 45,000 restricted stock units ("RSUs") issued under our 2015 Equity Incentive Plan, which vest annually in three equal installments, with the first installment vesting on June 5, 2018; provided, however, that all such RSUs will vest immediately if Mr. Pearlman or Mr. Eller is terminated for any reason other than for cause.

(2)
The stock awards disclosed in this item consists of 2,000 RSU's issued under our 2015 Equity Incentive Plan, which vest annually in three equal installments, with the first installment vesting on May 1, 2018.

Potential Payments Under Severance/Change in Control Arrangements
The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2017 and (ii) the stock price was $27.00, which was the closing market price of our common stock on December 29, 2017, the last business day of the 2017 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason	Termination Following a Change in Control without Cause or Executive Resigns with Good Reason
Emanuel R. Pearlman
Restricted Stock vesting	$—	$3,543,750
Total	$—	$3,543,750

Ryan Eller
Cash Payment/Restricted Stock vesting	$2,096,986	$2,636,986
Total	$2,096,986	$2,636,986

Nanette L. Horner
Cash Payment/Restricted Stock vesting	$303,000	$635,000
Total	$303,000	$635,000

Jamie M. Sanko
Cash Payment	$1,028,000	$1,028,000
Total	$1,028,000	$1,028,000

Charles Degliomini
Cash Payment/Restricted Stock vesting	$334,750	$631,750
Total	$334,750	$631,750

Kevin Kline
Cash Payment	$1,178,000	$1,178,000
Total	$1,178,000	$1,178,000

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

Executive Compensation Decisions--The Role of the Compensation Committee, the Chief Executive Officer and Advisory Vote on Executive Compensation

The Compensation Committee is responsible for evaluating and approving the compensation of our executive officers. The Compensation Committee considers recommendations from our President and Chief Executive Officer with respect to executive compensation matters, except regarding his own compensation. Although the advisory shareholder vote on executive compensation is non-binding, the Committee has considered, and will continue to consider, the outcome of this vote when making compensation decisions for our President and Chief Executive Officer and other named executive officers.

Our Executive Compensation Program and Risk

We do not believe that our compensation programs are structured to reward inappropriate risk-taking, and have concluded that our compensation policies and practices are not reasonably likely to result in a material adverse effect on our businesses, for several reasons, including the following:

•
We provide a mix of variable performance-based annual cash compensation (at the discretion of our Compensation Committee), fixed cash compensation in the form of base salaries, and long-term equity compensation in the form of equity awards. We believe this combination of variable and fixed cash compensation and a long-term equity interest which vest over time, provides appropriate incentives and rewards management, while at the same time encourages appropriate, but not excessive, levels of risk assumption.

•
The design of our compensation programs, including the Compensation Committee's consideration of executives' performance in making bonus compensation decisions, encourages executives to remain focused on both the short-term and long-term success of the Company's operational and development objectives; as a result, any incentive to take short-term risks is mitigated by the necessity for us to achieve success and maintain shareholder value over the long-term. In this regard, a portion of compensation is delivered to executives in the form of an annual bonus, and a portion of the compensation of our senior executives is based on the Compensation Committee's assessment of annual performance.

•
A portion of compensation to our senior executives is delivered through the use of equity awards, a portion of which vested upon the Casino's opening in February 2017 and an additional portion of which will vest six months following the opening of the Casino. Additional equity awards granted in 2017 vest over a three-year period beginning in 2018. The Compensation Committee believes that these equity incentive awards focus our executives on the long-term success of the Company, align their interests with those of our shareholders and, because of the multi-year vesting feature, subject management to the long-term consequences of risks undertaken to achieve short-term objectives.

Determination of Compensation Levels

In setting compensation levels, including bonus for our senior executives, under our performance bonus plan, and the mix of compensation for fiscal 2017, the Compensation Committee considered several factors. These include cash bonuses based on the Company's progress with the construction of the Casino and the planning and design of the Entertainment Project and Golf Course Project, existing employment agreements with individual executives, the desire to motivate the executives and align the compensation of the executives with the financial performance of the Company by providing incentives, and the Compensation Committee's subjective assessment of the individual's experience, responsibilities, management, leadership abilities and job performance. The Compensation Committee has, from time to time, used focused marketplace compensation analysis and reviewed compensation levels at companies of similar type and size for comparison purposes in connection with the recruitment and retention of our executive officers.

In March 2017, the Compensation Committee engaged the advisory firm of Aethos Consulting Group ("Aethos") as a compensation consultant, to assist the Compensation Committee in developing compensation packages for its executive officers and to ensure that the Company meets applicable market standards in order to retain and attract talent. In particular, the Compensation Committee commissioned Aethos to provide a market analysis report and advise on the long-term incentive values for its Executive Chairman and the President and Chief Executive Officer. Aethos provided comparisons to the Company’s peers in the gaming and resort industries, which assisted the Compensation Committee in setting compensation levels for senior executives in fiscal 2017.
Elements of Our Executive Compensation Structure
Our compensation structure consists of two tiers of remuneration. The first tier consists of base pay, and retirement, health, and welfare benefits. The second tier consists of both short- and long-term incentive compensation.
Base Pay
Base compensation for each of our Named Executive Officers, other than Mr. Pearlman, has been established pursuant to their respective employment agreements with the Company. Base pay and benefits are designed to be sufficiently competitive to attract and retain world class executives. In the past, the Compensation Committee has retained the discretion to review executive officers’ base pay, and to make increases based on executive performance and market norms. In July 2017 and January 2018, the Compensation Committee took action to increase the base salaries for Messes. Pitts and Horner. The Compensation Committee has also recommended increases when executives have been promoted, or their responsibilities have otherwise been expanded.
Equity-based Compensation

Equity-based compensation is designed to provide incentives to our executive officers to build stockholder value over the long-term by aligning their interests with the interest of stockholders. Since 2005, we have granted equity-based awards in the form of restricted stock, options and restricted stock units, as the Compensation Committee determined this was an effective vehicle for the motivation and retention of our executive officers.

On June 5, 2017, Mr. Pearlman was granted 25,000 RSU's under the 2015 Equity Incentive Plan, one-third of such RSU's, or 8,333.33 RSU's, will vest annually over the three-year period ending June 5, 2020. The RSU's are subject to immediate vesting (i) in the event that Mr. Pearlman is removed from the Board of Directors other than for Cause (as defined in the 2015 Equity Incentive Plan), or (ii) in the event of a Change in Control, as such term is defined in the 2015 Equity Incentive Plan, subject to Mr. Pearlman’s continued employment or service to the Company.

On June 5, 2017, Mr. Eller was granted 20,000 RSU's under the 2015 Equity Incentive Plan, one-third of such RSU's, or 6,666.67 RSU's, will vest annually over the three-year period ending June 5, 2020. The RSU's are subject to immediate vesting (i) in the event that Mr. Eller is removed from his position as President and Chief Executive Officer of the Company other than for Cause (as defined in the 2015 Equity Incentive Plan), or (ii) in the event of a Change in Control, as such term is defined in the 2015 Equity Incentive Plan, subject to Mr. Eller’s continued employment or service to the Company.

On May 1, 2017, Ms. Pitts was granted 1,000 RSU's under the 2015 Equity Incentive Plan, one-third of such RSU's, or 333.33 RSUs, will vest annually over the three-year period ending May 1, 2020. The RSU's are subject to immediate vesting in the event of a Change in Control, as such term is defined in the 2015 Equity Incentive Plan, subject to Ms. Pitts’ continued employment or service to the Company. Ms. Pitts resigned her positions with the Company effective December 4, 2017 and forfeited all RSU's, none of which were vested at that date.

On May 1, 2017, Ms. Horner was granted 1,000 RSUs under the 2015 Equity Incentive Plan, one-third of such RSU's, or 333.33 RSU's, will vest annually over a three-year period ending May 1, 2020. The RSU's are subject to immediate vesting in the event of a Change in Control, as such term is defined in the 2015 Equity Incentive Plan, subject to Ms. Horner’s continued employment or service to the Company.

On May 1, 2017, Mr. Degliomini was granted 1,000 restricted stock units (“RSUs”) under the 2015 Equity Incentive Plan, one-third of such RSU's, or 333.33 RSU's, will vest annually over the three-year period ending May 1, 2020. The RSU's are subject to immediate vesting in the event of a Change in Control, as such term is defined in the 2015 Equity Incentive Plan, subject to Mr. Degliomini's continued employment or service to the Company.

The Compensation Committee believes that the Company generally benefits from the retention and risk mitigation elements provided by a multi-year vesting period and has determined that delayed vesting aligns an executive's compensation interests with the longer-term business strategies and tactics of the Company over the vesting period. The Committee also believes that the vesting over a multiple-year period reduces the motivation to engage in short-term strategies that may increase the Company's share price in the near term but may not create the best foundation for maximizing long-term stockholder value. The long-term vesting requirement is therefore also considered a disincentive to excessive risk taking by management as any adverse consequences of such risks would be reflected in the value of the equity awards by the time those awards vest.
In September 2015, the Board approved and, in November 2015, stockholders approved, the 2015 Equity Incentive Plan, pursuant to which any future equity incentive awards will be made to the Named Executive Officers. At December 31, 2017, a total of 2,425,934 shares were available for future issuance under the 2015 Equity Incentive Plan.
The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing.

The Compensation Committee believes that equity-based compensation provides an incentive that focuses the executive' attention on managing our Company from the perspective of an owner with an equity stake in the business. In determining the amount of equity-based compensation to be awarded to our named executive officers, the Compensation Committee takes into consideration, among other things, the level of the officer's responsibility, performance of the officer, other compensation elements and the amount of previous equity grants awarded to the individual. In addition, with respect to recruiting an executive officer to join our Company, the amount of equity consideration may be negotiated to reflect the amount necessary to hire the desired person. The size of such awards would be based on the Compensation Committee view on the prospective officer's potential to have an impact on our profitability, growth and financial position. The Compensation Committee may also seek input from its compensation consultant.

Cash Bonus Accrual for Senior Executives

The Board determined to set aside $700,000 for possible award to Mr. Pearlman, Mr. Eller, Ms. Horner, Mr. Degliomini and Mr. Keith Kabeary with respect to the fiscal year ended December 31, 2017. Bonuses to the eligible officers named were determined at the discretion of the Compensation Committee.

After the conclusion of fiscal 2017 and the preparation of the Company's audited financial statements, the Compensation Committee held meetings to consider the extent to pay bonuses to the senior executives. The 2017 bonuses for the senior executives were discretionary and based primarily upon a subjective analysis by the Compensation Committee of the individual performance of each senior executive. Cash awards were paid in the first quarter of the current fiscal year and are reflected in the Summary Compensation Table above.

Pay Ratio Disclosure

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd - Frank Act”), the Securities and Exchange Commission (“SEC”) adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer ("PEO”).  The Company’s PEO is Mr. Eller.  The purpose of the new required disclosure is to provide a measure of the equitability of pay within the organization.

We identified the median employee by examining the 2017 total cash compensation for all individuals, excluding our CEO, who were employed by us as of December 31, 2017. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation], and we annualized the compensation for any full-time employees that were not employed by us for all of 2017. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Approximately 1% percent of our employees receive annual equity awards.

After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2017 Summary Compensation Table later in this proxy statement. For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded as all employees including the PEO are offered the exact same benefits and the Company utilizes the Internal Revenue Service safe harbor provision for 401(k) discrimination testing.

As illustrated in the table below, our 2017 PEO to median employee pay ratio is 18.68:1.00.

Median Employee total annual compensation	$34,112
Mr. Eller (‟PEO”) total annual compensation	$637,200
Ratio of PEO to Median Employee Compensation	18.68 to 1.00

Director Compensation
Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2017:

Name	Fees earned or paid in cash ($)	Restricted stock unit awards ($) (1)		Other compensation ($)	Total ($)
Gregg Polle	153,000 (2)	$89,000		$0	$242,000
Nancy Palumbo	120,000 (3)	89,000		—	209,000
Edmund Marinucci	133,000 (4)	89,000		—	222,000
Keith Horn	110,000 (5)	89,000		—	199,000
Gerard Ewe Keng Lim	14,306 (6)	109,256	(6)	—	123,562

(1)
4,000 shares, with a grant date of November 1, 2017, were issued to each outside Director under the Company's 2015 Equity Incentive Plan. Restricted stock unit amount is equal to the grant date fair value of the grants.

(2)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $10,000 for service on the Audit Committee; (iii) $10,000 for service on the Compensation Committee; (iv) $10,000 for service on the Corporate Governance and Nominations Committee; (v) $10,000 for service on the Regulatory Compliance Committee; (vi) $48,000 for service on the Strategic Development Committee and (vii) $15,000 for service as Lead Director during 2017.

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

(4)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $15,000 for acting as Chairman of the Corporate Governance and Nominations Committee; (iii) $48,000 for service on the Strategic Development Committee; (iv) $10,000 for service on the Compensation Committee; (v) $10,000 for service on the Corporate Governance Committee.

(5)
Consists of: (i) $50,000 annual cash compensation for non-employee directors; (ii) $40,000 for acting as Chairman of the Audit Committee; (iii) $10,000 for service on the Regulatory Compliance Committee; and (iii) $10,000 for service on the Audit Committee.

(6)
Mr. Lim became director on September 18, 2017. Consists of $14,306 of cash compensation, which is a pro-rated portion of the annual cash compensation for non-employee directors from September 18, 2017 to December 31, 2017. Mr. Lim was granted 875 shares of Restricted Stock on September 18, 2017, upon his appointment to the Board.

Cash Compensation

Each non-employee member of the Board receives annual cash compensation for non-employee directors of $50,000. The chairperson of (i) the Audit Committee receives annual compensation of $40,000, (ii) the Compensation Committee receives annual compensation of $15,000, (iii) the Corporate Governance and Nominations Committee receives annual compensation of $15,000; (iv) the Regulatory Compliance Committee receives annual compensation of $15,000 and (v) the Strategic Development Committee receives annual compensation of $48,000. Annual compensation for each member of the Audit Committee, Compensation Committee, Corporate Governance and Nominations Committee and Regulatory Compliance Committee is $10,000 per committee, including for the chairperson of such committee. Annual compensation for each member of the Strategic Development Committee is $48,000 per member. Compensation for the Lead Director is $15,000 annually.
Stock Compensation
In November 2017, the non-employee directors of the Company received an annual grant of 4,000 shares of RSUs, with such restricted stock units vesting on January 4, 2019. Further, on September 18, 2017, upon his appointment to the Board, Mr. Lim was granted 875 shares of restricted stock, with such shares vesting on January 5, 2018.
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

Compensation Committee Report

We have reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company's management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Compensation Committee
Nancy Palumbo
Gregg Polle
Edmund Marinucci

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 15, 2018 by (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding, (ii) each of our directors, (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act, and (iv) our current directors and executive officers, as a group.
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

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Directors	Shares		Percentage	Shares	Percentage
Emanuel R. Pearlman	182,859	(2)	*	—	—
Ryan Eller	40,000	(3)	*	—	—
Nancy Palumbo	23,372	(4)	*	—	—
Gregg Polle	23,176	(5)	*	—	—
Edmund Marinucci	12,244	(6)	*	—	—
Keith L. Horn	9,250	(7)	*	—	—
Gerard Ewe Keng Lim	4,875	(8)	*	—	—
Current Officers
Nanette L. Horner	18,752	(9)	*	—	—
Charles Degliomini	15,594	(10)	*	—	—
Jamie M. Sanko	10,000	(11)	*	—	—
Kevin Kline	10,000	(12)	*	—	—

Directors and Officers as a Group (11 people)	350,122		*	—	—
Stockholders
Kien Huat Realty III Limited c/o Kien Huat Realty Sdn Bhd. 22nd Floor Wisma Genting Jalan Sultan Ismail 50250 Kuala Lumpur Malaysia	28,914,606	(13)	88.0%	—	—
Patricia Cohen 6138 S. Hampshire Ct. Windermere, FL 34786	—			44,258	100%

*	less than 1%

(1)
Unless otherwise indicated, the address of each stockholder, director, and executive officer listed above is Empire Resorts, Inc., c/o Monticello Casino and Raceway, Route 17B, P.O. Box 5013, Monticello, New York 12701.

(2)
Consists of 49,609 shares of our common stock owned directly by Emanuel R. Pearlman; options that are currently exercisable into 2,000 shares of our common stock; 56,250 shares of restricted stock issued pursuant to the Company's 2015 Equity Incentive Plan which vest as to 18,750 shares on each of March 16, 2018, March 16, 2019 and March 16,

2020; 25,000 shares of restricted stock issued pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights and vest on August 5, 2018; however, there is immediate vesting in the event (i) Mr. Pearlman is removed from the Board other than for cause, (ii) if he is not renominated by Kien Huat to stand for election to the Board, or (iii) upon a Change in Control (as defined in the award); 25,000 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 8,333 shares vest on June 5, 2018, 8,333 shares vest on June 5, 2019 and 8,334 shares vest on June 5, 2020; and 25,000 restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 8,333 shares vest on March 13, 2019, 8,333 shares vest on March 13, 2020 and 8,334 shares vest on March 13, 2021; however, there is immediate vesting in the event Mr. Pearlman is (i) terminated by the Company other than for cause (as such term is defined in the award), (ii) removed from the Board other than for cause or he is not re-nominated by Kien Huat to stand for election to the Board, or (iii) upon a Change in Control (as defined in the award).

(3)
Consists of 40,000 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan. On June 5, 2017, Mr. Eller was granted 20,000 restricted stock units, which vest as follows; 6,667 shares vest on June 5, 2018, 6,667 shares vest on June 5, 2019 and 6,666 shares vest on June 5, 2020; however, there is immediate vesting in the event of a Change in Control (as defined in the award). On March 13, 2018, Mr. Eller was granted 20,000 restricted stock units, which vest as follows: 6,667 shares vest on March 13, 2019, 6,667 shares vest on March 13, 2020 and 6,666 shares vest on March 13, 2021; however, there is immediate vesting in the event Mr. Eller is (i) terminated by the Company other than for cause (as such term is defined in the award), (ii) removed from the Board other than for cause or he is not re-nominated by Kien Huat to stand for election to the Board, or (iii) upon a Change in Control (as defined in the award).

(4)
Consists of 17,372 shares of our common stock owned directly by Nancy Palumbo and options that are currently exercisable into 2,000 shares of our common stock and 4,000 shares of restricted stock units issued pursuant to the Company’s 2015 Equity Incentive Plan which vest on January 4, 2019.

(5)
Consists of 17,176 shares of our common stock owned directly by Gregg Polle, options that are currently exercisable into 2,000 shares of our common stock and 4,000 shares of restricted stock units issued pursuant to the Company’s 2015 Equity Incentive Plan which vest on January 4, 2019.

(6)
Consists of 6,622 shares of our common stock owned directly by Edmund Marinucci and options that are currently exercisable into 1,622 shares of our common stock and 4,000 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest on January 4, 2019.

(7)
Consists of 5,250 shares of our common stock owned directly by Keith Horn and 4,000 shares of restricted stock units issued pursuant to the Company’s 2015 Equity Incentive Plan which vest on January 4, 2019.

(8)	Consists of 875 shares of our common stock owned directly by Gerard Lim and 4,000 shares of restricted stock units pursuant to the Company's 2015 Equity Incentive Plan which vest on January 4, 2019.

(9)
Consists of 3,691 shares of our common stock owned directly by Nanette Horner; 5,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights and vest on August 5, 2018; however, there is immediate vesting in the event of a Change in Control (as defined in the award); 1,000 restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 333 shares vest on May 1, 2018, 333 shares vest on May 1, 2019 and 334 shares vest on May 1, 2020; however, there is immediate vesting in the event of a Change in Control (as defined in the award); and 6,600 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 2,200 shares vest on March 12, 2019, 2,200 shares vest on March 12, 2020 and 2,200 shares vest on March 12, 2021; however, there is immediate vesting in the event of a Change in Control (as defined in the award).

(10)
Consists of 526 shares of our common stock owned directly by Charles Degliomini; 5,000 shares of restricted stock pursuant to the Company's 2005 Equity Incentive Plan which currently have voting rights and vest on August 5, 2018; however, there is immediate vesting in the event of a Change in Control (as defined in the award); 1,000 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 333 shares vest on May 1, 2018, 333 shares vest on May 1, 2019 and 334 shares vest on May 1, 2020; however, there is immediate vesting in the event of a Change in Control (as defined in the award); and 6,600 restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 2,200 shares vest on March 12, 2019, 2,200 shares vest on March 12, 2020 and 2,200 shares vest on March 12, 2021; however, there is immediate vesting in the event of a Change in Control (as defined in the award).

(11)
Consists of 10,000 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 3,333 shares vest on March 13, 2019, 3,333 shares vest on March 13, 2020 and 3,334 shares vest on March 13, 2021; however, there is immediate vesting in the event of a Change in Control (as defined in the award).

(12)
Consists of 10,000 shares of restricted stock units issued pursuant to the Company's 2015 Equity Incentive Plan which vest as follows: 3,333 shares vest on March 13, 2019, 3,333 shares vest on March 13, 2020 and 3,334 shares vest on March 13, 2021; however, there is immediate vesting in the event of a Change in Control (as defined in the award).

(13)
Based solely on the Schedule 13D/A filed jointly by Kien Huat and Tan Sri Lim Kok Thay on January 24, 2018. Tan Sri Lim is a director of Kien Huat and Kien Huat is indirectly controlled by Tan Sri Lim. Tan Sri Lim and Kien Huat share voting and dispositive power over the equity securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On December 28, 2017, the Company and Kien Huat amended the Kien Huat Commitment such that Kien Huat’s obligation to participate in, and backstop, the January 2016 Rights Offering was terminated. Other than the termination of such follow-on standby purchase commitment, all other terms of the Commitment Letter remain unchanged.

Kien Huat Montreign Loan Agreement and Kien Huat Note Exchange Agreement

On January 24, 2017, Kien Huat and Montreign Holding entered into the Kien Huat Montreign Loan Agreement, pursuant to which Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million, of which $32.0 million was used as a capital contribution to Montreign Operating for use towards the development and operating expenses of the Development Projects. The Kien Huat Montreign Loan was to mature on February 24, 2024 (the "Kien Huat Loan Maturity Date").

The Kien Huat Montreign Loan bore interest at a rate of 12% per annum. Prior to the Kien Huat Loan Maturity Date, interest on the Kien Huat Montreign Loan was accrued and added to the outstanding principal of the Kien Huat Montreign Loan. The principal indebtedness, including all interest due and other amounts due under the Kien Huat Montreign Loan, was payable in cash on the Kien Huat Loan Maturity Date. In addition to the interest payable on the Kien Huat Montreign Loan, Kien Huat received to a commitment fee of 1%, which fee was added to the principal indebtedness of the Kien Huat Montreign Loan. The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement were secured by a pledge of all the membership interests of Montreign Holding owned by Empire. The Kien Huat Montreign Loan could be repaid at any time without penalty.

On December 28, 2017, concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, Empire, Montreign Holding, and Kien Huat entered into a Note Exchange Agreement (the “Kien Huat Note Exchange Agreement”). The Kien Huat Note Exchange Agreement provides for the issuance of 1,379,873 shares of common stock (the “Exchange Shares”) to Kien Huat in full satisfaction of the Kien Huat Montreign Loan. On December 28, 2017, total indebtedness outstanding under the Kien Huat Montreign Loan was $36.2 million. Such total indebtedness outstanding under the Kien Huat Montreign Loan was exchanged for the Exchange Shares at an exchange rate of $26.21, which exchange rate represents the volume-weighted average price of the Company’s common stock for the 30-day period immediately preceding the date on which the Kien Huat Note Exchange Agreement was executed. In connection with the satisfaction in full of the Kien Huat Montreign Loan pursuant to the Kien Huat Note Exchange Agreement, Empire's pledge of its membership interests in Montreign Holding was released. The Exchange Shares were issued pursuant to an exemption from the registration requirement of the Securities Act provided in Section 4(a)(2) of the Securities Act.

Kien Huat Backstop Loan Agreement

On December 28, 2017, concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, the Company and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the “Backstop Maturity Date”). As of December 31, 2018, no amounts had been borrowed under the Kien Huat Loan.

The Kien Huat Backstop Loan bears interest at a rate of 12% per annum. Prior to the Backstop Maturity Date, interest on any principal amount outstanding under the Kien Huat Backstop Loan will accrue and be added to the outstanding principal of the Kien Huat Backstop Loan on the first business day of each calendar month beginning on January 1, 2018 and will thereafter be deemed to be part of the principal indebtedness. The Kien Huat Backstop Loan, including all interest and any other amounts due under the Kien Huat Backstop Loan, will be payable in cash on the Backstop Maturity Date. Kien Huat was paid a commitment fee of $200,000 on December 28, 2017.

The Kien Huat Backstop Loan Agreement contains customary representations and warranties and affirmative covenants, including representations, warranties and covenants that restrict the Company’s use of the proceeds of the Kien Huat Backstop Loan to pay amounts due and payable under the Bangkok Bank Loan. Obligations under the Kien Huat Backstop Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others: nonpayment of principal, interest or fees; and breach of the affirmative covenants.

Kien Huat Letter Agreement

As a result of Kien Huat’s increased proportionate ownership following the consummation of the January 2016 Rights Offering and the Note Conversion, at the request of the Company, on February 17, 2016, Kien Huat and the Company entered into a letter agreement (the "Kien Huat Letter Agreement") pursuant to which, during the period commencing on February 17, 2016 and ending on the earlier of (i) the three-year anniversary of the closing of the Rights Offering and (ii) the one-year anniversary of the opening of the Casino, Kien Huat has agreed not to take certain actions with respect to the Company. In particular, during such time period, Kien Huat has agreed not to, and to cause the Kien Huat Parties not to, take certain actions in furtherance of a “going-private” transaction (as such term is defined in the Letter Agreement) involving the Company unless such transaction is subject to the approval of (x) holders of a majority of the votes represented by the common stock, Series B Preferred Stock and any other capital stock of the Company entitled to vote together with the common stock in the election of the Board (other than any such capital stock owned by any Kien Huat Parties) and either (A) a majority of disinterested members of the Board or (B) a committee of the Board composed of disinterested members of the Board. In addition, during such period, the Company and Kien Huat have agreed to cooperate to ensure that, to the greatest extent possible, the Board includes no fewer than three independent directors (the definition of independence as determined under the standards of The NASDAQ Stock Market or any other securities exchange on which the common stock of the Company is then listed).

On December 28, 2017, Empire and Kien Huat amended the Kien Huat Letter Agreement to extend by one year Kien Huat’s obligation not to engage in a going-private transaction with Empire without the prior approval of the majority of Empire’s minority shareholders and a majority of the disinterested directors of Empire. As a result of the amendment, such restriction now covers a period ending on or about February 2020. Other than this one-year extension, all other terms of the Kien Huat Letter Agreement remain unchanged.

Kien Huat Construction Loan Agreement

On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the "Kien Huat Construction Loan Agreement"). Pursuant to the Kien Huat Construction Loan Agreement, Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino while the debt financing for the Development Projects was finalized. The term of the Kien Huat Construction Loan Agreement would expire on the earlier of (i) the consummation of financing in an amount no less than the remaining contract amount under the Casino construction contract and (ii) October 13, 2017. On January 24, 2017, in connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, the Kien Huat Construction Loan Agreement expired on its terms without being utilized by Montreign Operating. Montreign Operating paid Kien Huat a commitment fee of $500,000 upon execution of the Kien Huat Construction Loan. The commitment fee was capitalized and was included in Other Assets at December 31, 2016. It was written off on January 24, 2017 upon the issuance of the Kien Huat Montreign Loan.

Moelis & Company
On December 9, 2013, the Company executed a letter agreement, as supplemented by a letter dated May 20, 2015 (together, the "Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as its financial advisor in connection with the Casino. Pursuant to the Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of $250,000, of which $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing is consummated, the Moelis Letter Agreement contemplates additional transaction-based fees would be earned by Moelis.
During 2015, we paid Moelis approximately $428,000 for professional services, travel and expenses.

At the close of the January 2016 Rights Offering Moelis was paid approximately $2.1 million for financial advisory services in connection to with the Casino, pursuant to the Moelis Letter Agreement.
On January 24, 2017, in connection with the closing of the Term Loan Facility and the Revolving Credit Agreement, Moelis was paid approximately $2.5 million for financial advisory services pursuant to the Moelis Engagement Letter Agreement.
In March 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Engagement Agreement") pursuant to which Moelis will act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Engagement Agreement, Moelis is entitled to an advisory fee of $100,000, which is payable upon execution, and the reimbursement of expenses up to $75,000. The Moelis-Montreign Engagement Agreement terminated on December 31, 2017.
On May 16, 2017, Moelis and the Company entered into a letter agreement reinstating and amending the Moelis Engagement Letter (the “Updated Moelis Engagement Letter”). Pursuant to the Updated Moelis Engagement Letter, Moelis will act as non-exclusive financial advisor to the Company in connection with certain debt and equity financing and corporate transactions the Company may undertake. The Updated Moelis Engagement Letter provides the fees that will be due to Moelis for each transaction in which the Company engages. If the Company engages in a covered transaction at any time within 12 months of the termination of the Updated Moelis Engagement Letter for any reason other than for cause by the Company, the Moelis will be entitled to receive a transaction fee according to the schedule provided therein. The Updated Moelis Engagement Letter terminated on December 31, 2017.
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
RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS Licensed Marks may be assigned or sublicensed only in certain limited circumstances. However, any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with on-line gaming in addition to the Permitted Uses.
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in the Entertainment Project or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement.
During the term of the RWS License Agreement, Montreign Operating may participate in the Genting Rewards Alliance loyalty program (the “Alliance”), which will provide central marketing and cross-promotion opportunities for the Development Projects with other members of the Alliance. Montreign Operating’s participation in the Alliance is subject to the provisions of a separate agreement, which is currently being negotiated by the parties.
Mr. Lim, our Director, is also a director of Resorts World Inc. Pte Ltd., the parent company of RWS.

Audit Committee Review
Our audit committee charter provides that the Audit Committee will review and approve all transactions between the Company and its officers, directors, director nominees, principal stockholders and their immediate family members. We expect that any such transactions will be arm's-length and on terms no less favorable to it than it could obtain from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services.
Our principal accountant for the audit and review of our annual and quarterly financial statements was Ernst & Young, LLP ("E&Y"). The following table shows the fees paid or accrued by us to E&Y during these periods:

Type of Service	2017	2016	2015
Audit Fees (1)	$845,000	$911,000	$921,000
Audit-Related Fees (2)	24,000	25,000	23,000
Tax Fees (3)	99,000	88,000	71,000
Total	$968,000	$1,024,000	$1,015,000

(1)	Comprised of the audit of our annual financial statements, internal controls over financial reporting, reviews of our quarterly financial statements, various SEC filings and statutory audits.

(2)	Comprised of services rendered in connection with our audit of the Company’s employee benefit plan.

(3)	Comprised of services for tax compliance and tax return preparation.
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
Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2017, 2016 and 2015
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2017
Allowance for doubtful accounts	$171	$—	$—	$—	$171
Deferred tax asset valuation allowance	$88,934	$17,492	$—	$(35,218)	$71,208
Year ended December 31, 2016
Allowance for doubtful accounts	$171	$—	$—	$—	$171
Deferred tax asset valuation allowance	$86,092	$—	$2,842	$—	$88,934
Year ended December 31, 2015
Allowance for doubtful accounts	$161	$10	$—	$—	$171
Deferred tax asset valuation allowance	$72,104	$—	$13,988	$—	$86,092

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation, dated November 1, 2016. (1)
3.2	Third Amended and Restated By-Laws, as most recently amended on November 2, 2016. (2)
4.1	Form of Common Stock Certificate. (3)
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated July 31, 1996. (4)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (5)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (6)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (7)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (8)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (9)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (10)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (11)

4.10	Common Stock Purchase Warrant, dated May 11, 2010, by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock. (12)
4.11	Letter Agreement, dated February 17, 2016, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (13)
4.12	Amendment to Letter Agreement, dated as of December 28, 2017, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (14)
10.1	Investment Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (15)
10.2	Registration Rights Agreement, dated as of August 19, 2009, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (16)
10.3	First Amendment and Clarification to the Investment Agreement dated as of September 30, 2009, between Empire Resorts, Inc. and Kien Huat Realty III Limited. (17)
10.4	Letter Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, relating to the Investment Agreement, dated August 19, 2009 (18)
10.5	Settlement Agreement and Release, dated as of May 11, 2010, by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein. (19)
10.6	Loan Agreement dated as of November 17, 2010 between Empire Resorts, Inc. and Kien Huat Realty III Limited. (20)
10.7	Amendment No. 1 to the Loan Agreement, dated August 8, 2012, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited. (21)
10.8	Amendment No. 2 to the Loan Agreement, dated December 18, 2013, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (22)
10.9	Amendment No. 3 to the Loan Agreement, dated as of March 3, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (23)
10.10	Convertible Promissory Note issued on November 17, 2010 by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited. (24)
10.11 +
Amended and Restated Master Development Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC (25)

10.12
First Amendment to Amended and Restated Master Development Agreement, dated January 24, 2017, by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC (26)

10.13 +	Purchase Option Agreement, dated December 28, 2015, by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P. (27)

10.14	First Amendment to Purchase Option Agreement, dated January 24, 2017, by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P. (28)
10.15	Completion Guaranty, dated December 28, 2015, by Empire Resorts, Inc. for the benefit of EPR Concord II, L.P., EPT Concord II, LLC, Adelaar Developer, LLC and EPR Properties (29)
10.16
Completion Guaranty, dated December 28, 2015, by EPR Properties for the benefit of Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II, LLC and Empire Resorts, Inc. (30)

10.17 +	Lease, dated December 28, 2015, by and between EPT Concord II, LLC and Montreign Operating Company, LLC, relating to the Casino Parcel (31)
10.18	First Amendment to Casino Lease, dated January 24, 2017, by and between EPT Concord II, LLC and Montreign Operating Company, LLC (32)
10.19 +	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC, relating to the Entertainment Project Parcel (33)
10.20	First Amendment to Entertainment Project Sub-Lease, dated January 24, 2017, by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC (34)
10.21 +	Lease, dated December 28, 2015, by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC, relating to the Golf Course Parcel (35)
10.22	First Amendment to Golf Course Lease, dated January 24, 2017, by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC (36)
10.23	Standby Purchase Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (37)
10.24	Standby Purchase Agreement, dated January 2, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (38)
10.25	Empire Resorts, Inc. 2005 Second Amended and Restated Equity Incentive Plan (39)
10.26	Empire Resorts, Inc. 2015 Amended and Restated Equity Incentive Plan (40)
10.27	Form of Option Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (41)
10.28	Form of Restricted Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (42)
10.29	Form of Restricted Stock Unit Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (43)
10.30	Form of Stock Appreciation Right Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (44)
10.31	Form of Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (45)
10.32	Empire Resorts, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2017 (46)
10.33	Employment Agreement, dated December 7, 2012, by and between Empire Resorts, Inc. and Charles A. Degliomini (47)
10.34	Employment Agreement, dated August 22, 2012, by and between Empire Resorts, Inc. and Nanette L. Horner (48)
10.35	Amendment No. 1 to Employment Agreement, dated May 30, 2014, by and between Empire Resorts Inc. and Nanette L. Horner (49)
10.36	Amendment No. 1 to Employment Agreement, dated August 24, 2014, by and between Empire Resorts Inc. and Charles A. Degliomini (50)
10.37	Amendment No. 2 to Employment Agreement, dated June 30, 2015, by and between Empire Resorts, Inc. and Nanette L. Horner (51)
10.38	Amendment No. 2 to Employment Agreement, dated June 30, 2015, by and between Empire Resorts, Inc. and Charles A. Degliomini (52)
10.39	Building Term Loan Agreement among Montreign Operating Company, LLC, the Lenders and Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (53)
10.40	Form of Term A Note (54)
10.41	Form of Term B Note (55)
10.42	Form of Subsidiary Guaranty made by Montreign Operating Company, LLC in favor of Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (56)
10.43	Pledge and Security Agreement among Montreign Operating Company, LLC, the Grantors and Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (57)
10.44	Equity Pledge Agreement by Montreign Holding Company, LLC as Pledgor and Credit Suisse AG, Cayman Islands Branch as Collateral Agent, dated as of January 24, 2017 (58)
10.45	Completion Guaranty by Empire Resorts, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (59)

10.46
Project Disbursement Agreement among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of January 24, 2017 (60)

10.47
Building Loan Disbursement Agreement among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of January 24, 2017 (61)

10.48	Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of January 24, 2017 (62)
10.49	Form of Note (63)
10.50	Subsidiary Guaranty made by Montreign Operating Company, LLC in favor of Fifth Third Bank, dated as of January 24, 2017 (64)
10.51	Pledge and Security Agreement among Montreign Operating Company, LLC, each of the other Grantors and Fifth Third Bank, dated as of January 24, 2017 (65)
10.52	Equity Pledge Agreement by Montreign Holding Company, LLC as Pledgor and Fifth Third Bank as Collateral Agent, dated as of January 24, 2017. (66)
10.53	Loan Agreement between Montreign Holding Company, LLC and Kien Huat Realty III Limited, dated as of January 24, 2017 (67)
10.54	Form of Promissory Note (68)
10.55	Pledge and Security Agreement by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited, dated as of January 24, 2017 (69)
10.56+	RWS License Agreement, dated as of March 31, 2017, between Montreign Operating Company, LLC, an indirect, wholly-owned subsidiary of Empire Resorts, Inc., and RWS Services Pte Ltd. (70)
10.57	Employment Agreement, dated as March 27, 2017, by and between Empire Resorts, Inc. and Ryan Eller. (71)
10.58
First Amendment to Building Term Loan Agreement, Building Loan Agreement and Project Disbursement Agreement, among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of May 26, 2017 (72)

10.59	First Amendment to Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of May 26, 2017 (73)
10.60	Second Amendment to Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of December 7, 2017 (74)
10.61	Employment Agreement, effective December 12, 2017, by and between Empire Resorts, Inc. and Jamie M. Sanko. (75)
10.62	Employment Agreement, effective December 12, 2017, by and between Empire Resorts, Inc. and Kevin D. Kline. (76)
10.63	Delayed Draw Term Credit Agreement among Empire Resorts, Inc., Bangkok Bank PLC, New York Branch, and Monticello Raceway Management, Inc., as guarantor, dated as of December 28, 2017 (77)
10.64	Loan Agreement, among Empire Resorts, Inc. and Kien Huat Realty III Limited, dated as of December 28, 2017 (78)
10.65	Form of Promissory Note (to be issued to Kien Huat realty III Limited) (79)
10.66	Note Exchange Agreement, among Empire Resorts, Inc., Montreign Holding company, LLC and Kien Huat Realty III Limited, dated as of December 28, 2017 (80)

14.1	Code of Business Conduct and Ethics. (81)
14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (82)
21.1 *	List of Subsidiaries.
23.1 *	Consent of Ernst & Young LLP.
31.1 *	Section 302 Certification of Principal Executive Officer.
31.2 *	Section 302 Certification of Principal Financial Officer.
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File (XBRL).

*    Filed herewith.

+	Confidential information has been omitted and confidential treatment has been granted with respect to the omitted information.

(1)	Incorporated by reference to Exhibit 3.1 to Empire Resorts, Inc.'s Form 10-K for the year ended December 31, 2016 (the "2016 10-K"), filed with the Commission on March 13, 2017.

(2)	Incorporated by reference to Exhibit 3.2 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on November 2, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to the 2016 10-K.

(4)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31,
    2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(5)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(6)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(7)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(8)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K

(9)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K

(10)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(11)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/19/09 8-K").

(12)	Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(13)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Commission on February 18, 2016.

(14)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Commission on January 3, 2018.

(15)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(16)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K

(17)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(18)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-K for the year ended December 31,
2015, filed with the Commission on March 10, 2016 (the “2015 10-K”).

(19)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q (a
“10-Q”), filed with the Commission on May 17, 2010.

(20)     Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
November 19, 2010 (the "11/19/10 8-K").

(21)     Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-Q for the period ended June 30,
2012, filed with the Commission on August 14, 2012

(22)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
December 19, 2013

(23)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on March 3,
2015.

(24)     Incorporated by reference to Exhibit 4.1 to the 11/19/10 8-K.

(25)     Incorporated by reference to Exhibit 10.12 to Empire Resorts, Inc.'s 2015 10-K.

(26)    Incorporated by reference to Exhibit 10.12 to Empire Resorts, Inc.'s 2016 10-K.

(27)     Incorporated by reference to Exhibit 10.13 to Empire Resorts, Inc.'s 2015 10-K.

(28)    Incorporated by reference to Exhibit 10.14 to Empire Resorts, Inc.'s 2016 10-K.

(29)     Incorporated by reference to Exhibit 10.14 to Empire Resorts, Inc.'s 2015 10-K.

(30)     Incorporated by reference to Exhibit 10.15 to Empire Resorts, Inc.'s 2015 10-K.

(31)     Incorporated by reference to Exhibit 10.16 to Empire Resorts, Inc.'s 2015 10-K.

(32)    Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 2016 10-K.

(33)     Incorporated by reference to Exhibit 10.17 to Empire Resorts, Inc.'s 2015 10-K.

(34)     Incorporated by reference to Exhibit 10.20 to Empire Resorts, Inc.'s 2016 10-K.

(35)    Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 2015 10-K.

(36)    Incorporated by reference to Exhibit 10.22 to Empire Resorts, Inc.'s 2016 10-K.

(37)     Incorporated by reference to Exhibit 99.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
January 4, 2016.

(38)     Incorporated by Reference to Exhibit 99.1 to the Company’s 8-K as filed with the Commission on January
5, 2015

(39)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
August 19, 2005.

(40)    Incorporated by reference to Exhibit 10.26 to Empire Resorts, Inc.'s 2016 10-K.

(41)     Incorporated by reference to Exhibit 10.23 to the 2015 10-K.

(42)     Incorporated by reference to Exhibit 10.24 to the 2015 10-K.

(43)     Incorporated by reference to Exhibit 10.25 to the 2015 10-K.

(44)     Incorporated by reference to Exhibit 10.26 to the 2015 10-K.

(45)     Incorporated by reference to Exhibit 10.27 to the 2015 10-K.

(46)     Incorporated by reference to Exhibit 10.1 of Empire Resorts, Inc.’s 8-K, as filed with the Commission on
December 7, 2016

(47)    Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
December 13, 2012.

(48)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
August 23, 2012.

(49)     Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 3, 2014.

(50)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
August 26, 2014.

(51)     Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
July 7, 2015.

(52)     Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
July 7, 2015.

(53)    Incorporated by reference to Exhibit 10.43 to the 2016 10-K.

(54)     Incorporated by reference to Exhibit 10.44 to the 2016 10-K.

(55)     Incorporated by reference to Exhibit 10.45 to the 2016 10-K.

(56)     Incorporated by reference to Exhibit 10.46 to the 2016 10-K.

(57)	Incorporated by reference to Exhibit 10.47 to the 2016 10-K

(58)    Incorporated by reference to Exhibit 10.48 to the 2016 10-K.

(59)     Incorporated by reference to Exhibit 10.49 to the 2016 10-K.

(60)     Incorporated by reference to Exhibit 10.50 to the 2016 10-K.

(61)     Incorporated by reference to Exhibit 10.51 to the 2016 10-K.

(62)	Incorporated by reference to Exhibit 10.52 to the 2016 10-K

(63)     Incorporated by reference to Exhibit 10.53 to the 2016 10-K.

(64)     Incorporated by reference to Exhibit 10.54 to the 2016 10-K.

(65)	Incorporated by reference to Exhibit 10.55 to the 2016 10-K

(66)     Incorporated by reference to Exhibit 10.56 to the 2016 10-K.

(67)     Incorporated by reference to Exhibit 10.57 to the 2016 10-K.

(68)	Incorporated by reference to Exhibit 10.58 to the 2016 10-K

(69)	Incorporated by reference to Exhibit 10.59 to the 2016 10-K

(70)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 10-Q, for the quarter ended March 31, 2017, filed with the Commission on May 4, 2017.

(71)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
March 27, 2017.

(72)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 1, 2017.

(73)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 1, 2017.

(74)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
December 13, 2017.

(75)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
December 14, 2017.

(76)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
December 14, 2017.

(77)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(78)    Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(79)    Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(80)    Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(81)     Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(82)     Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer
	Date:	March 16, 2018
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Eller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Ryan Eller

/s/ Jamie Sanko	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2018
Jamie Sanko

/s/ Emanuel R. Pearlman	Executive Chairman of the Board	March 16, 2018
Emanuel R. Pearlman

/s/ Edmund Marinucci	Director	March 16, 2018
Edmund Marinucci

/s/ Keith L. Horn	Director	March 16, 2018
Keith L. Horn

/s/ Nancy A. Palumbo	Director	March 16, 2018
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 16, 2018
Gregg Polle

/s/ Gerard Ewe Keng Lim	Director	March 16, 2018
Gerard Ewe Keng Lim

Index to Exhibits

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).