Form 10-Q
period 2018-03-31
EMPIRE RESORTS INC
filed 2018-05-08
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 8, 2018, there were 32,735,339 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$29,632	$10,380
Restricted cash	1,212	693
Accounts receivable, net	2,040	1,273
Inventory	1,437	174
Prepaid expenses and other current assets	5,137	3,376
Total current assets	39,458	15,896
Property and equipment, net	652,280	26,863
Capitalized Development Projects costs	6,075	566,797
Restricted cash and investments for Development Projects	67,199	136,431
Intangible asset	49,948	51,000
Cash collateral for deposit bond	—	35,000
Other assets	3,592	251
Total assets	$818,552	$832,238
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$12,257	$2,686
Current portion of long-term debt	19,466	14,588
Accrued Development Projects costs	43,802	71,712
Accrued expenses and other current liabilities	17,774	7,320
Total current liabilities	93,299	96,306
Long-term debt, net of current portion	463,047	455,148
Other long-term liabilities	7,905	9,463
Total liabilities	564,251	560,917

Stockholders’ equity:
Preferred Stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 32,735 and 32,560 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	327	326
Additional paid-in capital	576,203	572,342
Accumulated other comprehensive loss	(200)	(315)
Accumulated deficit	(322,029)	(301,032)
Total stockholders’ equity	254,301	271,321
Total liabilities and stockholders’ equity	$818,552	$832,238
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data) (Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Gaming	$28,527	$12,893
Racing	1,364	1,486
Food and beverage	2,572	508
Room	684	—
Other	375	234
Gross revenues	33,522	15,121
Less: Promotional allowances	—	(352)
Net revenues	33,522	14,769
Operating costs and expenses:
Gaming	21,348	9,860
Racing	1,708	1,298
Food and beverage	3,551	989
Room	857	—
Other	62	81
Selling, general and administrative	8,084	4,292
Development Projects	11,095	4,269
Amortization of gaming license	1,052	—
Depreciation	4,656	336
Total operating costs and expenses	52,413	21,125
Loss from operations	(18,891)	(6,356)
Interest expense	(2,396)	(5,549)
Interest income	376	454
Loss before income taxes	(20,911)	(11,451)
Income tax provision	—	—
Net loss	(20,911)	(11,451)
Dividends on preferred stock	(32)	(32)
Net loss applicable to common stockholders	$(20,943)	$(11,483)

Weighted average common shares outstanding:
Basic	32,538	31,003
Diluted	32,538	31,003
Loss per common share:
Basic	$(0.64)	$(0.37)
Diluted	$(0.64)	$(0.37)

Comprehensive loss:

Net loss	$(20,911)	$(11,451)
Other comprehensive loss:
Unrealized income (loss) on Interest Rate Cap	115	(91)
Comprehensive loss	$(20,796)	$(11,542)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in) operating activities:
Net loss	$(20,911)	$(11,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,656	336
Amortization of gaming license	1,052	—
Amortization of debt issuance costs	417	1,274
Non-cash interest expense	—	727
Stock-based compensation	697	603
Changes in operating assets and liabilities:
Accounts receivable	(767)	158
Prepaid expenses and other current assets	(3,023)	408
Accounts payable	9,571	855
Accrued expenses and other current liabilities	10,174	2,388
Net cash provided by (used in) operating activities	1,866	(4,702)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(102)	(1,172)
Capitalized Development Projects costs	(97,160)	(48,329)
Refund of cash collateral for deposit bond	35,000	—
Net change in investments for Development Projects	61,048	(385,748)
Other	13	5
Net cash used in investing activities	(1,201)	(435,244)
Cash flows provided by (used in) financing activities:
Proceeds from Term Loan B, net of discount	—	407,200
Proceeds from Revolving Credit Facility	13,000	—
Proceeds from long-term loan (related party)	—	32,000
Repayment of equipment loans	(363)	—
Series B Preferred Stock dividend payment	(32)	(32)
Proceeds from exercise of stock options and option matching rights	50	—
Payment of debt issuance costs and Interest Rate Cap fees	(277)	(20,950)
Other payments	(1,455)	(275)
Net cash provided by financing activities	10,923	417,943
Net increase (decrease) in cash, cash equivalents and restricted cash	11,588	(22,003)
Cash, cash equivalents and restricted cash, beginning of period	53,055	38,474
Cash, cash equivalents and restricted cash, end of period	$64,643	$16,471
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,441	$—
Non-cash investing and financing activities:
Accrued Development Projects costs	$43,802	$71,712
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
Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which opened to the public on February 8, 2018. The Casino is located in Sullivan County, New York, approximately 90 miles from New York City. Montreign Operating is the sole holder of a gaming license (a "Gaming Facility License") in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
In addition to the Casino, Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and, together with Montreign Operating and ERREI, the "Project Parties"), each of which is a wholly-owned subsidiary of Montreign Operating, are developing an entertainment village (the "Entertainment Project") and a golf course (the "Golf Course Project" and, together with the Casino and the Entertainment Project, the "Development Projects"), respectively, at the site of a four-season destination resort (the "Destination Resort") in Sullivan County, New York.
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
The condensed consolidated financial statements and notes as of March 31, 2018 and December 31, 2017 and for the three- month periods ended March 31, 2018 and March 31, 2017 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods, and therefore do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our financial statements require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities. Actual amounts could differ from those estimates. These condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the Company’s opinion, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for our interim periods may not be necessarily indicative of the results of operations that may be achieved for the entire year.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and our expected results of operations of the Casino over the next 12 months, we believe that cash generated from operations and cash on hand, together with amounts available under our Term Loan Facility, Revolving Credit Facility and Bangkok Bank Loan, as these terms are defined below, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Casino will be realized, or that future borrowings will be available under our Term Loan Facility or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. We may need to raise additional capital or incur additional indebtedness, including from our largest stockholder, to finance our plans for growth and general corporate purposes. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Note B. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the accompanying consolidated financial statements for the 2017 period have been reclassified to conform to presentation in the 2018 period, most notably amortization of debt issuance costs has been included within interest expense on the Condensed Consolidated Statement of Operations.
Revenue recognition
As described below and under “Recent accounting pronouncements,” the Company adopted the provisions of new accounting standards and updates as codified in the Accounting Standards Codification (ASC) Topic 606 regarding revenue recognition. The Company adopted this guidance in the first quarter of 2018, using the modified retrospective approach. Under the modified retrospective approach, amounts presented as of December 31, 2017 and for the three-month period ended March 31, 2017 have not been adjusted to reflect the impact of the ASC Topic 606. This approach does not significantly impact the comparability of the 2018 and 2017 amounts. The promotional allowances recorded in 2017 are no longer presented in 2018 under ASC Topic 606. This change only impacts MRMI, since the Casino did not commence operations until February 8, 2018.

The Company’s patron transactions consist of gaming wagers, hotel room and food and beverage purchases. The transaction price for gaming wagers is the difference between gaming wins and losses, not the total amount wagered. The transaction price for hotel room and food and beverage purchases is the net amount collected from the patron for such goods and services. Hotel room and food and beverage services have been determined to be separate, standalone transactions and the transaction price for such services is recorded as revenue as the good or service is transferred to the patron over the duration of the patron’s stay at the hotel or when the Company provides the food and beverage services. In the case of a hotel stay involving multiple days, the total transaction price of the stay is recognized on a straight-line basis as the reservation for total days of stay is non-cancellable by the patron. The Company collects advanced deposits from hotel patrons for future reservations representing obligations of the Company until the room stay is provided to the patron.

Gaming wagers by patrons who are members of our loyalty programs represent two performance obligations of the Company. Patrons who are members of our loyalty programs earn loyalty points for gaming wagers. The Company applies a practical expedient by accounting for gaming wagers on a portfolio basis, as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to each individual patron. For purposes of allocating the transaction price when loyalty points are earned, the Company allocates an amount to the loyalty point liability based on the stand-alone “selling price” of the points earned, which is determined by the value of a point that can be redeemed for a hotel room or food and beverage services. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur because all such wagers settle immediately. The loyalty point liability amount is deferred and recognized as revenue when the patron redeems the points for a hotel room stay or for food and beverage services and such goods or services are provided to the patron.

Additionally, outside of our loyalty programs and at our discretion, we offer our patrons complimentary goods and services, primarily food and beverage and hotel room stays. Such complimentaries are provided in conjunction with revenue-generating gaming activity and are largely provided to entice contemporaneous and future revenue-generating gaming activities. We allocate a portion of the transaction price for gaming wagers we receive from such patrons to the complimentary goods and services provided to such patrons using the residual approach. This allocation is based on the estimated standalone selling price ("SSP") of the underlying goods and services provided, which are determined based on observed SSP we receive for selling such goods and services.

Hospitality Revenues: Food and beverage revenues, and room revenues include (i) revenues generated from transactions with patrons for such goods and/or services, (ii) revenues recognized through the redemption of points from our loyalty programs for such goods and/or services, and (iii) revenues generated as a result of providing such goods and/or services on a complimentary basis in conjunction with gaming activities. Food and beverage revenues and room revenues are recognized when goods are delivered and services are performed. In general, performance obligations associated with these transactions are satisfied at a point-in-time, but may also be satisfied over a period of time, which is typically over the course of a patron’s stay. Advance deposits on rooms are reflected as a performance obligation liability until the goods and/or services are provided to the patron. The Company's performance obligation liabilities are included in “Accrued expenses and other accrued liabilities” in our unaudited condensed consolidated balance sheets.

Racing Revenues: Racing revenues include revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks. Some elements of racing revenue from Off-Track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of receipt and timing of payments.

Other Revenues: Other revenues primarily include commissions received on ATM transactions and cash advances, as well as lottery tickets, which are recorded on a net basis as the Company represents the agent in its relationship with the third-party service providers. Other revenues also include the sale of retail goods, which are recognized at the time the goods are delivered to the customer.

Subsequent to the adoption of ASC 606, complimentary food and beverage revenues and room revenues are included in food and beverage revenues; room revenues; and other revenues, with a corresponding decrease to gaming revenues, in the unaudited condensed consolidated statements of operations. See “Recent Accounting Pronouncements” for further information regarding the adoption of ASC 606.

Complimentary food and beverage revenues, and complimentary room revenues for the three-month periods ended March 31, 2018 and 2017, respectively, were as follows:

	03/31/2018	03/31/2017
	(in thousands)

Complimentary food and beverage revenues	$1,016	$166
Complimentary room revenues	164	—

The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s liability for its loyalty point performance obligations was $1.2 million and $324,000 at March 31, 2018 and December 31, 2017, respectively. Loyalty points are generally earned and redeemed constantly over time.

Cash, cash equivalents and restricted cash
Cash and cash equivalents include cash on hand, demand deposits and certificates of deposit with original maturities of three months or less at acquisition. The Company maintains significant cash balances with financial institutions, which are not covered by the Federal Deposit Insurance Corporation. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
The Company has several types of restricted cash accounts. These restrictions are in accordance with the New York State Gaming Commission ("NYSGC") regulations. In addition, at March 31, 2018, the Company had restricted cash of $33.8 million from the remaining proceeds of the Term Loan Facility and the then-outstanding Kien Huat Montreign Loan in a lender-controlled account pursuant to the Term Loan Facility.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
		(in thousands)
Cash and cash equivalents	$29,632	$10,380	$7,808	$11,012
Restricted cash	1,212	693	1,058	1,078
Restricted cash for Development Projects	33,799	41,982	7,605	26,384
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$64,643	$53,055	$16,471	$38,474

Restricted cash and investments for Development Projects
Restricted cash and investments for Development Projects represented the remaining funds from the Term Loan Facility and the then-outstanding Kien Huat Montreign Loan to be utilized for the Development Projects. At March 31, 2018, restricted cash and investments for Development Projects of $67.2 million was comprised of cash and cash equivalent balances of approximately

$33.8 million and short-term investments maturing within one year of approximately $33.4 million. At March 31, 2018, short-term investments were comprised of commercial paper of approximately $26.4 million and U.S. Treasury notes of $7.0 million. At December 31, 2017, restricted cash and investments for Development Projects of $136.4 million was comprised of cash and cash equivalent balances of approximately $41.9 million and short-term investments maturing within one year of approximately $94.5 million. At December 31, 2017, short-term investments were comprised of commercial paper of approximately $59.4 million and U. S. Treasury notes of approximately $35.1 million, all with maturities of less than one year. The short-term investments are recorded at amortized cost, which approximates fair value due to their short-term nature.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $171,000 at both March 31, 2018 and December 31, 2017.
Capitalized Interest
Interest costs incurred in connection with the construction of the Casino and the Development Projects have been capitalized in the cost of the projects. Capitalization will cease when the Casino or the other Development projects are substantially complete or if development activity is suspended for an extended period of time.
The Company capitalized $10.1 million and $3.7 million of interest charges during the three-month periods ended March 31, 2018 and March 31, 2017, respectively.
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases of $7.9 million and $8.3 million at March 31, 2018 and December 31, 2017, respectively, is included in other long-term liabilities.
Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month periods ended March 31, 2018 and and 2017 were the same.
The following table shows the approximate number of common stock equivalents outstanding at March 31, 2018 and 2017 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2018 and 2017, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	March 31, 2018	March 31, 2017
Restricted stock	151,000	139,000
Warrants	193,000	133,000
Restricted stock units ("RSU's)	73,000	73,000
Option Matching Rights	1,000	3,000
Options	12,000	13,000
Total	430,000	361,000

On August 19, 2009, the Company entered into an investment agreement (the "Investment Agreement") with Kien Huat Realty III Limited ("Kien Huat"), the Company's largest stockholder, pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 200,000 options or warrants granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights”.

On January 24, 2018, Kien Huat exercised its option to purchase 1,666 shares of common stock to match a recent option exercise of the same number of shares by another stockholder at an exercise price of $15.00 per share. The Option Matching Rights outstanding at March 31, 2018 expire in July 2018.
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $222,000 at March 31, 2018 and $251,000 at December 31, 2017, respectively, and is presented at fair value as "Other Assets" on the Condensed Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.
Accumulated Other Comprehensive Loss
As of March 31, 2018 and December 31, 2017, accumulated other comprehensive loss was $200,000 and $315,000, respectively, and consisted solely of the fair value adjustment relating to the Interest Rate Cap.
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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$29,632	$29,632	$10,380	$10,380	Level 1
Restricted cash	1,212	1,212	693	693	Level 1
Interest Rate Cap	222	222	251	251	Level 2
Restricted cash and investments for Development Projects:
Cash and cash equivalents	33,799	33,799	41,982	41,982	Level 1
Short-term investments	33,400	33,155	94,449	94,209	Level 2

Liabilities:
Term B Loan, net of discount	443,322	449,778	443,161	449,749	Level 2
Bangkok Bank Loan	16,000	16,000	16,000	16,000	Level 3
Revolving Credit Facility	13,000	13,000	—	—	Level 2
Equipment loans	30,731	30,731	31,095	31,095	Level 3

Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of March 31, 2018, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.
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
As a condition of the Gaming Facility License, the Company was granted a gaming license, for which it paid $51 million on February 25, 2016. The term of the gaming license is 10 years; however, amortization did not commence until the completion of construction and the opening to the general public of the Casino in February 2018. Amortization has been recognized on a straight-line basis beginning in February 2018 and will continue until the license is up for renewal in 2026. The Company will assess the intangible asset for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which introduced a new standard related to revenue recognition, ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606” or the “new revenue standard”). Under ASC 606, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the new revenue standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarified the implementation guidance on principal versus agent considerations in the new revenue standard pursuant to ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amended certain aspects of the new revenue standard pursuant to ASU No. 2014-09. In December 2016, the FASB issued ASU No. 2016-20; Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers; which further clarified and corrected certain elements of ASC 606.
The Company adopted ASC 606 during the first quarter of 2018 using the modified retrospective approach to all contracts as of the date of initial application, which was January 1, 2018. Adoption of the new revenue standard principally affected (1) how the Company measures the liability associated with our loyalty program at MRMI and (2) the classification of revenues and expenses between gaming, food and beverage, and other as it relates to MRMI. Since the Casino did not have any revenue-generating activities prior to its opening on February 5, 2018, which was subsequent to the adoption of the new revenue standard, the adoption had no impact on the revenues of the Casino. The modified retrospective approach required the Company to recognize the impact of adopting ASC 606 as a cumulative effect increase of $54,000 to our beginning accumulated deficit as of January 1, 2018. The cumulative effect adjustment related exclusively to remeasuring guest loyalty liability from a cost approach to a full retail value approach. In addition, the modified retrospective approach required the Company to provide disclosures describing the financial statement line items impacted by the new revenue standard (see below).

Under our loyalty programs, guests earn points based on their level of play, which may be redeemed for various benefits, such as free play, food and beverage, hotel stays, or other amenities. Prior to the adoption of ASC 606, we determined our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates. Upon adoption of ASC 606, points awarded under our loyalty programs are considered a material right given to players based on their gaming play and the promise to provide points to players is required to be accounted for as a separate performance obligation. In addition, certain tier benefits associated with our loyalty programs, represent material rights in a manner similar to player points, which results in such benefits constituting separate performance obligations. Therefore, ASC 606 required us to allocate the revenues associated with the players’ activity between gaming revenues and the value of the points and certain tier benefits, if applicable. The measurement of the liability is based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption. The revenues associated with the points earned is recognized in the period in which they are redeemed.

The financial statement line items included on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 that were affected by the new revenue standard were “Other accrued liabilities,” which increased by $54,000, and “Accumulated deficit,” which increased by $54,000. These changes were exclusively the result of remeasuring the loyalty program liability from a deferred cost model to a deferred revenue model.

    In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. Early adoption is permitted. The Company intends to adopt the standard on January 1, 2019 and apply the package of practical expedients available to it upon adoption. The Company continues to evaluate the effect that ASU 2016-02 will have on consolidated financial statements, but we expect that ASU 2016-02 will have a material effect on the condensed consolidated balance sheets as a result of the recognition of certain leases as right-of-use assets and lease liabilities.

In November 2016, FASB issued ASU 2016-18, "Restricted Cash" Topic 230, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The Company adopted this standard on January 1, 2018 using the retrospective transition method. The impact of the new standard is that the Company's condensed consolidated statements of cash flows now present the change in a combined amount for both restricted and unrestricted cash and cash equivalents for all periods presented.

The Company recorded an allowance for doubtful accounts of approximately $171,000 at both March 31, 2018 and December 31, 2017.

Note C. Prepaid Expenses and Other Assets

The Company has participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received is reduced by 20% each year until the tax credit ended for the Company at December 31, 2017. For the year ended December 31, 2017, the Company will receive a 20% refund for real estate taxes paid, equal to $272,000, in the Spring of 2019. The amounts of the unreceived real estate tax credits are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet at March 31, 2018 and December 31, 2017, and were approximately $272,000 and $814,000, respectively.

The increases in prepaid real estate taxes, advertising, gaming expenses and security deposits are directly related to the opening of the Casino during the current period. Included in prepaid gaming expenses are $570,000 of supplies, such as playing cards, dice and chips.

Prepaid expenses and other current assets, as presented on the balance sheet, are comprised of the following at March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
	(in thousands)

Empire zone real estate tax credit	$272	$814
Prepaid real estate taxes	847	443
Prepaid insurance	34	327
Prepaid advertising	552	—
Prepaid gaming expenses	1,014	74
Development escrow and refundable security deposit	1,132	780
Prepaid other	1,286	938
Total prepaid expenses and other current assets	$5,137	$3,376

Note D. Property and Equipment
Property and equipment at March 31, 2018 and December 31, 2017 consists of the following:

	3/31/2018	12/31/2017
	(in thousands)

Land	$770	$770
Land improvements	1,759	1,759
Buildings	564,097	4,727
Building improvements	75,390	29,874
Furniture, fixtures and equipment	30,698	5,551
Construction in Progress	116	77
	672,830	42,758
Less: Accumulated depreciation	(20,550)	(15,895)
	$652,280	$26,863
The $630.1 million increase in property and equipment was due to the reclassification of capitalized Project Development costs to buildings, building improvements and furniture, fixtures and equipment during the three-month period ended March 31, 2018. At March 31, 2018, $6.1 million remains classified as capitalized Project Development costs reflecting the ongoing construction of the Development Projects.
Depreciation expense was approximately $4.7 million and $336,000 for three-month periods ended March 31, 2018 and 2017, respectively.
The VGMs at Monticello Casino and Raceway are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.
Note E. Development Projects Costs
Capitalized Project Development Costs
At March 31, 2018 and December 31, 2017, total Capitalized Project Development costs incurred were approximately $6.1 million and $566.8 million, respectively. Total Capitalized Development Project costs at March 31, 2018 consisted of $5.1 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $942,000 of professional service fees such as legal and accounting fees. Total Capitalized Project Development costs at December 31, 2017 consisted of $560.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $6.6 million of professional service fees such legal and accounting fees and is reflected on the balance sheet as Capitalized Development Project costs. The Casino opened for business on February 8, 2018, after receiving an operating certificate from the NYSGC. As a result of the Casino opening for business, capitalized Project Development costs relating to the Casino of approximately $630.1 million were reclassified as property and equipment for the Casino.

Cash Collateral for Deposit Bond
In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. On December 28, 2017, the Company notified the NYSGC that it had expended 85% of the Company's proposed Minimum Capital Investment (as defined below). On January 4, 2018, the NYSGC notified the Company that it had confirmed that the Minimum Capital Investment criteria had been met and the funds returned to the Company were deposited into the lender-controlled account for use towards Development Projects expenses.

Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at March 31, 2018 and December 31, 2017 were $43.8 million and $71.7 million, respectively, and were primarily comprised of amounts due to the construction manager for costs incurred for the Development Projects, primarily related to the Casino, as well as amounts due to the architect and other vendors. The remaining net proceeds from the Term Loan Facility and the then-outstanding Kien Huat Montreign Loan will be used to pay the accrued Development Project costs.
Accrued expenses and other current liabilities, as presented on the condensed consolidated balance sheet, are comprised of the following at March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
	(in thousands)

Liability for horseracing purses	$869	$886
Accrued payroll	4,807	1,715
Deferred revenue - loyalty points	1,255	271
Liability to the NYSGC	1,713	1,507
Liability for local progressive jackpot	1,521	1,110
Accrued premium game leases	1,629	—
Accrued professional fees	1,541	744
Accrued interest expense	664	14
Accrued utilities	639	81
Accrued other	3,136	992
Total accrued expenses and other current liabilities	$17,774	$7,320

The increase in deferred revenue - loyalty points at March 31, 2018 of $984,000 primarily reflects the increase in deferred revenues due to the increase in loyalty points earned by new customers as a result of the Casino opening. The liability to the NYSGC represents the amounts payable to the NYSGC for taxes assessed by the NYSGC from gaming operations at the Company's facilities. The liability for local progressive jackpot represents the liability the Casino and the Monticello Casino and Raceway has incurred for all progressive jackpot games at each period ending date. Accrued premium game leases represent accruals for short-term slot machine leases for certain popular games.
Note G. Long-Term Debt
Long-term debt consisted of the following at March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
	(in thousands)
Term B Loan, (stated amount less unamortized discount)	$443,322	$443,161
Bangkok Bank Loan	16,000	16,000
Revolving Credit Facility	13,000	—
Equipment Loans	30,731	31,095
Total long-term debt	503,053	490,256
Debt issuance costs	(20,540)	(20,520)
Total long-term debt, net	482,513	469,736
Less: Current portion of long-term debt	(19,466)	(14,588)
Long term-debt, net of current portion	$463,047	$455,148

Term Loan Facility
At March 31, 2018, Montreign Operating's senior secured term loan facility (the "Term Loan Facility") consisted of no borrowings outstanding under the Term A loan (the "Term A Loan") and $415 million outstanding under the Term B loan (the "Term B Loan"). The Term A Loan may be borrowed during the period from January 24, 2017 to July 24, 2018, subject to meeting at the time of the borrowing the conditions set forth in the Building Term Loan Agreement (as amended, the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At March 31, 2018, the interest rate on the Term B Loan was 9.90%. In addition, Montreign Operating will pay a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 2.5% per annum for the period commencing on January 24, 2017 through March 24, 2018 and 5.0% per annum thereafter.

We are required to make principal payments under the Term B Loan at the end of each calendar quarter beginning in the first full calendar quarter following the opening of the Casino to the public. The Company will repay one percent of the original principal balance of the Term Loan Facility each year, in quarterly payments of approximately $1.1 million, beginning in June 2018.

As a condition to the Term Loan Agreement, the net proceeds from the Term B Loan and the then-outstanding Kien Huat Montreign Loan, which are discussed below, were deposited into an account controlled by the lenders under the Term Loan Facility. Any drawings on the Term A Loan, which may be made only after all of the proceeds of the Term B Loan have been deployed in the construction of the Development Projects or the operations of the Project Parties, will also be deposited into the same lender-controlled account.

The Term Loan Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Term Loan Facility contains representations and warranties, customary events of default, and positive, negative and financial covenants. For example, the Project Parties are restricted from entering into advisory, management or consulting agreements with an affiliate of any of the Project Parties, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants. The Term Loan Facility also includes target dates by which the Casino is required to be opened to the public and by which its development must be fully complete (as such concepts are defined in the Term Loan Agreement). On March 1, 2018 and March 23, 2018, the Company contributed approximately $2.7 million and $920,000, respectively, to an interest reserve fund under the Term Loan Agreement. These contributions reflect the additional interest to be paid on the Term Loan Facility as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 23, 2018 and a further deferral to March 30, 2018. On March 30, 2018, the Company received notification that Certificates of Occupancy were issued for the VIP suites from the Town of Thompson, which thereby allowed the Company to certify to its lenders that the Company had completed the requirements for the Casino opening under the Term Loan Facility.

In addition, the Term Loan Agreement requires us to satisfy certain financial covenants, including a maximum first lien leverage ratio, a minimum interest coverage ratio and a limitation on the maximum permissible capital expenditures by the Project Parties. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino, which is the date on which at least 95% of all rooms in the hotel are open to the public. As of March 31, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Mandatory prepayments of the Term Loan Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.
Revolving Credit Facility
At March 31, 2018, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $13 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and

Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of specified Casino amenities to the public. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At March 31, 2018, the interest rate on borrowings under the Revolving Credit Facility was 6.90%.

The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Revolving Credit Facility contains representations and warranties, customary events of default, and positive, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of March 31, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.
Bangkok Bank Loan
At March 31, 2018, the Delayed Draw Term Loan (the "Bangkok Bank Loan") consisted of $16 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.

The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At March 31, 2018, the interest rate on the Bangkok Bank Loan was 8.13%. In addition, the Company pays a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. Such commitment fee will be payable on the last business day of each quarter which began on March 31, 2018.

The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company. The Company is in compliance with the covenant requirements as of March 31, 2018.

In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio of the Company, which financial covenant is applicable beginning with the fiscal quarter ended December 31, 2018.
Equipment Loans
The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

The following table lists the annual principal repayments due for the Company's long term debt as of March 31, 2018:

Year ending December 31,	Totals
(in thousands)
2018	$14,914
2019	33,306
2020	10,089
2021	5,297
2022	17,500
2023	428,625
Totals	$509,731

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

Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire, Montreign Holding, and Kien Huat entered into a Note Exchange Agreement (the “Kien Huat Note Exchange Agreement”). The Kien Huat Note Exchange Agreement provided for the issuance of 1,379,873 shares of common stock (the “Exchange Shares”) to Kien Huat in full satisfaction of the Kien Huat Montreign Loan. On December 28, 2017, total indebtedness outstanding under the Kien Huat Montreign Loan was $36.2 million. Such total indebtedness outstanding under the Kien Huat Montreign Loan was exchanged for the Exchange Shares at an exchange rate of $26.21, which exchange rate represents the volume-weighted average price of the Company’s common stock for the 30-day period immediately preceding the date on which the Kien Huat Note Exchange Agreement was executed. In connection with the satisfaction in full of the Kien Huat Montreign Loan pursuant to the Kien Huat Note Exchange Agreement, Empire's pledge of its membership interests in Montreign Holding was released. The Exchange Shares were issued pursuant to an exemption from the registration requirement of the Securities Act provided in Section 4(a)(2) of the Securities Act.

Kien Huat Backstop Loan Agreement
On December 28, 2017, Empire and Kien Huat entered into a loan agreement (the "Kien Huat Backstop Loan Agreement"), providing for loans to Empire in an aggregate principal amount of up to $20 million. Any amounts borrowed pursuant to the Kien Huat Backstop Loan Agreement will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the maturity date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated. At March 31, 2018, there were no outstanding borrowings pursuant to the Kien Huat Backstop Loan Agreement.

The Kien Huat Backstop Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that restrict the Company’s use of the proceeds of any loans made pursuant to the Kien Huat Backstop Loan Agreement to pay amounts due and payable under the Bangkok Bank Loan. Obligations under the Kien Huat Backstop Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including among others, nonpayment of principal, interest or fees, and breach of the affirmative covenants.

Note I. Stockholders’ Equity
Common Stock

On March 5, 2018, the Company issued 200,000 shares of its common stock to the Monticello Harness Horsemen's Association ("MHHA") pursuant to that certain Securities Acquisition Agreement by and between the Company and MHHA, dated as of November 3, 2014 (the "MHHA Stock Agreement"). The issuance was triggered by the opening of the Casino to the public. The shares of common stock had a fair value of $4.7 million on the issuance date, which has been recorded as a long-term asset, net of $1.4 million which was previously expensed through March 2018. Such shares of common stock are held in a third-party escrow account and are subject to certain lock-up restrictions as well as share and volume limitations on transfer.  In addition, pursuant to the MHHA Stock Agreement, the Company issued to MHHA a warrant to purchase 60,000 shares of common stock, which is exercisable for seven years at an exercise price of $81.50 per share. Pursuant to the MHHA Stock Agreement, the proceeds of any sales of the Company’s common stock by MHHA will provide additional monies for the harness horsemen’s purse account. In the event the sale of such shares or the value of share unsold on the seventh anniversary of the opening of the Casino is less than $5.5 million, the Company will make a contribution in the amount of such shortfall to the harness horsemen's purse account.
Restriction on Ownership
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

Restriction on Ability to Pay Dividends
Pursuant to the terms of the Bangkok Bank Loan Agreement, neither Empire nor any of its subsidiaries is permitted to declare or pay any dividends or make other payments to purchase, redeem, retire or otherwise acquire any capital stock of the Company. Such restriction will lapse upon the payment in full of any amounts outstanding under the Bangkok Bank Loan Agreement. Notwithstanding the foregoing, so long as no event of default has occurred, subsidiaries of Empire are permitted to pay dividends to Empire and Empire may pay dividends on the Series B Preferred Stock and for withholding taxes payable in connection with equity compensation programs.
Preferred Stock and Dividends

The Board authorized the cash payment of dividends required by the terms of the Series B Preferred Stock on March 8, 2018. On April 2, 2018, a quarterly payment in the amount of $32,087 was made for the first quarter of 2018. Quarterly payments in the amount of $32,087 were made on April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018 for the 2017 fiscal year.
Accumulated Deficit

On January 1, 2018, the Company recorded a $54,000 increase to accumulated deficit upon the adoption of ASC Topic 606, regarding revenue recognition for the Company's loyalty program for Monticello Casino and Raceway. See Note B for more information on the adoption of this ASC.

Note J. Concentration

As of March 31, 2018, the Company had two debtors that consisted of greater than 10% of accounts receivable. New York Racing Association and Pari Global Meadowlands represented 10.3% and 13.8%, respectively, of the total net outstanding accounts receivable.

As of December 31, 2017, the Company had one debtor that consisted of greater than 10% of accounts receivable. Hawthorne OTB represented 13.0% of the total net outstanding accounts receivable.

Note K. Related Party Transactions
RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with on-line gaming in addition to the Permitted Uses The initial term of the RWS License Agreement will expire on December 31, 2027 and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties.
Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in the Entertainment Project or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement. The Company recorded an expense of approximately $227,000 for the three-month period ended March 31, 2018, reflecting the fee payable pursuant to the RWS License Agreement.
Note L. Commitments and Contingencies

Legal Proceedings
The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Operating Leases
The following table represents the minimum lease payments under the Company's operating leases at March 31, 2018:

Year ending December 31,	Total Payments
(in thousands)
2018	$9,580
2019	9,353
2020	8,948
2021	8,489
2022	8,400
2023 to 2056	361,886
Total	$406,656

The details of operating lease commitments are described below.

Casino Lease
On December 28, 2015, Montreign Operating entered into a lease (the "Casino Lease") with EPT Concord II, LLC ("EPT") for the lease of the parcel on which the Casino is being built (the "Casino Parcel"). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease will be automatically terminated effective as of the applicable Option Date.

The following table represents the fixed rent payments under the Casino Lease at March 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$7,500
2019 (2)	7,500
2020 (2)	7,500
2021 (2)	8,000
2022 (2)	8,100
2023 to 2056 (2)	346,524

(1)	From March 1, 2017 through August 31, 2018, fixed rent is $1 million per month.

(2)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent will equal $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

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

The following table represents the future fixed rent payments under the Golf Course Lease at March 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1)	$0
2019 (1) (2)	125
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,675

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Summer of 2019 (the “Golf Course Opening Date”), fixed rent payments shall equal $0.

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

The following table represents the future fixed rent payments under the Entertainment Project Lease at March 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$12
2019(2)	150
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,713

(1)
From the date the Entertainment Project Lease commenced (the “Entertainment Project Lease Commencement Date”) and until the date on which the Entertainment Project opens for business, which is expected to be December 2018 (the “Entertainment Project Opening Date”), fixed rent payments will equal $0.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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
Our indirect wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which opened to the public on February 8, 2018. The Casino is located in Sullivan County, New York approximately 90 miles from New York City. Montreign Operating is the sole holder of a gaming license (a "Gaming Facility License") issued by the New York State Gaming Commission ("NYSGC") in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
In addition to the Casino, Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and, together with Montreign Operating and ERREI, the "Project Parties"), each of which is a wholly-owned subsidiary of Montreign Operating, are developing an entertainment village (the "Entertainment Project") and a golf course (the "Golf Course Project" and, together with the Casino and the Entertainment Project, the "Development Projects"), respectively, at the site of the Destination Resort.
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

Critical Accounting Policies and Estimates

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of ASC 606 on January 1, 2018, there have been no material changes to our critical accounting policies and estimates. See Note B to the condensed consolidated financial statements for further information regarding our updated revenue recognition and loyalty program accounting policies.

Results of Operations - Three months ended March 31, 2018 Compared to Three Months ended March 31, 2017

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017	Percent Change
Gaming revenues	$28,527	$12,893	121.3%
Gaming expenses	21,348	9,860	116.5%

Racing revenues	1,364	1,486	(8.2)%
Racing expenses	1,708	1,298	31.6%

Food and beverage revenues	2,572	508	406.3%
Food and beverage expenses	3,551	989	259.0%

Room revenues	684	—	n/m
Room expenses	857	—	n/m

Other revenues	375	234	60.3%
Other expenses	62	81	(23.5)%

Selling, general and administrative expenses	8,084	4,292	88.4%

Development Projects expenses	11,095	4,269	159.9%

Gaming Revenues and Expenses
Gaming revenues increased $15.6 million, or 121.3%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from $12.9 million to $28.5 million. The increase in gaming revenues was primarily due to the opening of the Casino in February 2018, which generated $21.4 million in gross gaming revenue. Monticello Casino and Raceway generated $9.4 million in gross gaming revenue for the three-month period ended March 31, 2018 as compared to $12.9 million for the three-month period ended March 31, 2017. The decrease in gaming revenue at Monticello Casino and Raceway was primarily due to a decrease in volume due to the opening of the Casino, as well as unfavorable weather.
Gaming expenses increased $11.5 million, or 116.5%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from $9.9 million to $21.3 million. The increase in gaming expenses was primarily due to the Casino opening, which includes gaming taxes and payroll expenses, offset by an increase in the commission rate earned by the Company at operations at Monticello Casino and Raceway. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.
Racing Revenues and Expenses
Racing revenues decreased approximately $122,000, or 8.2%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from $1.5 million to $1.4 million. The decrease in racing revenues is due to a decrease in racing simulcast revenues as compared to the three-month period ended March 31, 2017. Racing expenses increased $410,000, or 31.6%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from $1.3 million to $1.7 million. The increase is due to larger purse contributions and higher fees required by New York State.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $2.1 million, or 406.3%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from approximately $0.5 million to $2.6 million due to the opening of the new food venues at the Casino. Food and beverage expenses increased $2.6 million, or 259.0% for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from $1.0 million to $3.6 million.

The increase was primarily due to the opening of the Casino and its attendant additional food venues, which increased costs for food, beverage and supplies, as well as payroll expense.
Room Revenues and Expenses
The Casino generated approximately $684,000 in room revenue for the three-month period ended March 31, 2018 due to the Casino opening. We incurred room expenses of approximately $857,000, which is primarily due to payroll and benefit expenses relating to the Casino opening.
Other Revenues and Expenses
Other revenues primarily include income from retail, ATM revenue and commissions from the sale of lottery tickets. Other revenues increased by approximately $141,000, or 60.3%, during the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from approximately $234,000 to approximately $375,000, primarily due to an increase in ATM revenues and the opening of the retail store at the Casino. Other expenses decreased by approximately $19,000, or 23.5%, during the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2017, from approximately $81,000 to approximately $62,000 due to the reduction of staffing at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $3.8 million, or 88.4%, for the three-month period ended March 31, 2018 as compared to the three-month ended March 31, 2017, from $4.3 million to $8.1 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and a branding fee, all relating to the Casino opening.
Development Projects expenses
Development Projects expenses increased by $6.8 million or 159.9% for the three-month period ending March 31, 2018 as compared to the three-month period ended March 31, 2017, from $4.3 million to $11.1 million. The increase was primarily due to increased payroll and benefits for Casino employees and management staffing prior to Casino opening, as well as marketing and advertising expenses in preparation for the Casino opening. Costs associated with the Casino will cease to be capitalized upon the complete opening of the Casino.
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company anticipates that it will have sufficient resources to meet the working capital requirements of the Company and the expected costs of the Development Projects for at least the next 12 months. This assessment is based on the Company’s current cash and cash equivalents, cash generated from operations, as well as the net proceeds of the debt financings the Company consummated in fiscal 2017.
Cash Flows
Historically and prospectively, our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and our expected results of operations of the Casino over the next 12 months, we believe that cash generated from operations and cash on hand, together with amounts available under our Term Loan Facility, Revolving Credit Facility and Bangkok Bank Loan, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Casino will be realized, or that future borrowings will be available under our Term Loan Facility or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. We may need to raise additional capital or incur additional indebtedness, including from our largest stockholder, to finance our plans for growth and general corporate purposes. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” of the Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 for a discussion of the risks related to our liquidity and capital structure.

Net cash provided by operating activities was approximately $1.9 million during the three-month period ended March 31,2018. Cash used by operating activities was $4.7 million during the three-month period ended March 31, 2017. We continue to generate net losses due to the expenses we incurred related to the Casino and the Development Projects prior to the opening of the Casino. We incurred $11.1 million and $4.3 million of Development Projects costs during the three-month periods ended March 31, 2018 and 2017, respectively. Our operating cash flows during the three-month period ended March 31, 2017 were negatively impacted by severe weather during the period resulting in a reduction in revenues. The increase in cash flow for the three-month period ended March 31, 2018 was primarily due to the impact of the increase in accounts payable and accrued expenses associated with the Casino opening.

Net cash used in investing activities was approximately $1.2 million and $435.2 million during the three-month periods ended March 31, 2018 and 2017, respectively. The decrease in net cash used for the three-month period ended March 31, 2018 as compared to 2017 was due primarily to the reduction in investments of unused loan proceeds in 2018. The Company incurred $97.2 million of costs for the Capitalized Development Projects during the three-month period ended March 31, 2018. Development Projects costs were funded by $96.0 million of lender-controlled accounts for Development Projects costs. At March 31, 2018, our total assets included approximately $67.2 million of remaining net proceeds available from the Term Loan Facility and the then- outstanding Kien Huat Montreign Loan, which are presented on the condensed consolidated balance sheet as a non-current asset (restricted cash and investments for Development Projects). The proceeds of the Term Loan Facility and the then-outstanding Kien Huat Montreign Loan may be used solely to pay for costs relating to the Development Projects. During the three-month period ended March 31, 2017, the Company invested $385.7 million of proceeds from the Term Loan Facility and then-outstanding Kien Huat Montreign Loan in restricted investments for the Development Projects and incurred $48.3 million of Capitalized Development Project costs.

Net cash provided by financing activities was approximately $10.9 million and $417.9 million during the three-month periods ended March 31,2018 and 2017, respectively. Approximately $13.0 million was borrowed under the Revolving Credit Facility during the three-month period ended March 31, 2018. Approximately $407.2 million of net proceeds were borrowed pursuant to the Term Loan Facility and an additional $32.0 million was borrowed pursuant to the then-outstanding Kien Huat Montreign Loan during the three-month period ended March 31, 2017. These amounts were partially offset by payments of approximately $21.0 million of net debt issuance costs and Interest Rate Cap fees during the three-month period ended March 31, 2017. At March 31, 2018, the Company had $31.1 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. During the three-month period ended March 31, 2018, restricted stock grants of certain executives vested, resulting in $1.5 million of income tax withholding taxes paid by the Company in exchange for the surrender of a portion of the vested shares.
Development Projects Expenditures
The Company expects the Development Projects will cost approximately $925 million, which includes $762 million of anticipated costs for construction of the Development Projects and contingency, $68 million for interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company began construction of the Entertainment Project in March 2018, after signing a guaranteed maximum price agreement of $32.7 million with its construction manager. The Company anticipates that it will sign a construction management agreement for the Golf Course within the next several weeks and that the cost of the Golf Course will be approximately $21 million.
As of March 31, 2018, the Company had incurred an aggregate total of $762.0 million related to the Development Projects. This included $638.6 million of capitalized Development Projects costs, of which $630.1 million was reclassified to property and equipment upon the opening of the Casino, $41.5 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and $30.9 million of debt issuance costs related to the Development Projects.
The costs associated with the Development Projects may increase due to risks inherent in the design and development of such projects and their construction. The Development Projects could experience changes to plans and specifications, even after the opening of such facilities, delays and significant cost increases, labor disputes or work stoppages, poor performance or nonperformance by any third party on which we rely, or other unanticipated circumstances or cost increases. The occurrence of any of these development and construction risks could increase the total costs of the Development Projects or delay or prevent the construction or opening or otherwise affect the design and features of the Development Projects. All of these circumstances could materially adversely affect our financial condition and cause us to require additional funding, generated from our operations or external sources, to complete the construction of the Development Projects.

Principal Debt Arrangements

Term Loan Facility

At March 31, 2018, the Term Loan Facility consisted of no borrowings outstanding under the Term A Loan and $415 million outstanding under the Term B Loan. At March 31, 2018, the interest rate on the Term B Loan was 9.90%. The proceeds of the Term Loan Facility are held in a lender-controlled account and may be used solely to pay the expenses of the Development Projects. The Company will repay one percent of the original principal balance of the Term Loan Facility each year in quarterly payments of approximately $1.1 million, beginning in June 2018. The Term Loan Facility contains representations and warranties, customary events of default, and positive, negative and financial covenants. For example, the Project Parties are restricted from entering into advisory, management or consulting agreements with an affiliate of any Project Parties, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants.

The Term Loan Agreement further requires the Project Parties to satisfy certain financial covenants, including a maximum first lien leverage ratio, a minimum interest coverage ratio and a limitation on the maximum permissible capital expenditures by the Project Parties. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino, which is the date on which at least 95% of all rooms in the hotel are open to the public. At March 31, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Revolving Credit Facility

    At March 31, 2018, the Revolving Credit Facility consisted of $13 million of outstanding borrowings. At March 31, 2018, the interest rate on borrowings under the Revolving Credit Facility was 6.90%. The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes.

The Revolving Credit Facility contains representations and warranties, customary events of default, and positive, negative and financial covenants substantially similar to the terms of the Term Loan Facility. At March 31, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Bangkok Bank Loan

At March 31, 2018, the Bangkok Bank Loan consisted of $16 million of outstanding borrowings. At March 31, 2018, the interest rate on the Bangkok Bank Loan was 8.13%. The Company also pays a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan multiplied by a rate equal to 1.50% per annum. Such commitment fee was payable on the last business day of each quarter beginning on March 31, 2018. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants that, among other things, restrict the ability of Empire and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. At March 31, 2018, the Company was in compliance with the covenant requirements of the Bangkok Bank Loan.

Equipment Loan Agreements

The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The amount financed was approximately $31.1 million and the terms of these agreements run between six and 36 months. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

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

On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of May 8, 2018, we had up to approximately $333.0 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Contractual Obligations

The table below lists the payment commitments of the Company as of March 31, 2018.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$385,124	$9,375	$15,050	$16,200	$344,499
Golf Course Lease (b)	8,250	—	275	300	7,675
Entertainment Project Lease (c)	8,275	50	300	300	7,625
Term Loan B (d)	450,000	4,500	9,000	9,000	427,500
Equipment Loans (e)	27,304	11,539	15,765	—	—
Bangkok Bank Loan (f)	16,000	—	16,000	—	—
Operating leases (g)	4,957	2,662	2,295	—	—
Revolving Credit Facility (h)	13,000	—	—	13,000	—
Total	$912,910	$28,126	$58,685	$38,800	$787,299

(a)
Annual fixed rent payments under the Casino Lease are as follows: (i) beginning March 2017 through August 2018 payments of $1 million per month; (ii) beginning September 2018 payments of $625,000 per month escalating every five years by 8% through the end of the lease term.

(b)
Annual fixed rent payments under the Golf Course lease are as follows: (i) $0 prior to the date the Golf Course opens for business to the public (the “Golf Course Opening Date”), which is expected to be in the Summer of 2019; (ii) $150,000 for the first 10 years following the Golf Course Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

(c)
Annual fixed rent payments under the Entertainment Project Lease are as follows: (i) $0 prior to the date any portion of Entertainment Project first opens for business to the public (the “EP Opening Date”), which is expected to be in December 2018; (ii) $150,000 for the first 10 years following the EP Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Entertainment Project Lease.

(d)	The Term B Loan is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(e)
Equipment loan payments, primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts exclude interest payments.

(f)	The Bangkok Bank Loan is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(g)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(h)	The Revolving Credit Facility is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We currently have invested a portion of the available proceeds from the Term B Loan in short-term commercial paper and U.S. Treasury Notes with maturities of less than one year. At March 31, 2018, these investments totaled approximately $44.2 million. The investment maturity dates approximate the dates upon which the proceeds will be used under the terms of the Term Loan Facility to fund the Development Projects. We believe the short-term nature of these investments limits our exposure to interest rate risk.

The interest rate on the Term B Loan entered into on January 24, 2017 contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. In addition, the Company had $16.0 million of delayed draw term loans outstanding at March 31, 2018 under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017 contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at March 31, 2018, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $4.5 million for the next 12-month period.

Item 4.	Controls and Procedures.

Evaluation of Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has determined, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
We carried out an evaluation as of March 31, 2018 under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  - Other Information

Item 1.	Legal Proceedings.
We are a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2017, which should be read in conjunction with this report.

These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2018, the Company issued 200,000 shares of its common stock to the MHHA pursuant to the MHHA Stock Agreement. The issuance was triggered by the opening of the Casino to the public. The issued shares had a fair value of $4.7 million on the issuance date, which has been recorded as a long-term asset, net of $1.4 million which was previously expensed through March 2018 under the MHHA Stock Agreement. Such shares of common stock are held in a third-party escrow account and are subject to certain lock-up restrictions as well as share and volume limitations on transfer.  In addition, pursuant to the MHHA Stock Agreement, the Company issued to MHHA a warrant to purchase 60,000 shares of common stock, which is exercisable for seven years at an exercise price of $81.50 per share.  Pursuant to the MHHA Stock Agreement, the proceeds of any sales of the Company’s common stock by MHHA will provide additional monies for the harness horsemen’s purse account.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101	Interactive Data File (XBRL).

SIGNATURES
In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	Date:	May 8, 2018

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Jamie Sanko
	Name:	Jamie Sanko
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
	Date:	May 8, 2018