Form 10-Q
period 2018-06-30
EMPIRE RESORTS INC
filed 2018-08-07
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 7, 2018, there were 32,735,339 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,743	$10,380
Restricted cash	984	693
Accounts receivable, net	4,649	1,273
Inventories	1,834	174
Prepaid expenses and other current assets	5,618	3,376
Total current assets	29,828	15,896
Property and equipment, net	661,219	26,863
Capitalized Development Projects costs	9,368	566,797
Restricted cash and investments for Development Projects	29,458	136,431
Intangible asset, net	48,371	51,000
Cash collateral for deposit bond	—	35,000
Other assets	3,471	251
Total assets	$781,715	$832,238
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$9,299	$2,686
Current portion of long-term debt	26,143	14,588
Accrued Development Projects costs	37,427	71,712
Accrued expenses and other current liabilities	20,948	7,320
Total current liabilities	93,817	96,306
Long-term debt, net of current portion	462,744	455,148
Other long-term liabilities	7,540	9,463
Total liabilities	564,101	560,917

Stockholders’ equity:
Preferred Stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 32,735 and 32,560 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	327	326
Additional paid-in capital	576,772	572,342
Accumulated other comprehensive loss	(128)	(315)
Accumulated deficit	(359,357)	(301,032)
Total stockholders’ equity	217,614	271,321
Total liabilities and stockholders’ equity	$781,715	$832,238
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Gaming	$39,798	$16,230	$68,325	$29,123
Racing	1,194	1,237	2,558	2,723
Food and beverage	4,569	589	7,141	1,098
Room	1,775	—	2,459	—
Other	1,800	231	2,175	464
Gross revenues	49,136	18,287	82,658	33,408
Less: Promotional allowances	—	(1,101)	—	(1,453)
Net revenues	49,136	17,186	82,658	31,955
Operating costs and expenses:
Gaming	34,462	11,817	55,810	21,645
Racing	2,017	1,160	3,725	2,459
Food and beverage	6,031	1,029	9,582	2,038
Room	2,103	—	2,960	—
Other	49	80	111	161
Selling, general and administrative	16,949	5,125	25,033	9,428
Development Projects	537	4,416	11,632	8,685
Amortization of gaming license	1,577	—	2,629	—
Depreciation	7,805	389	12,461	725
Total operating costs and expenses	71,530	24,016	123,943	45,141
Loss from operations	(22,394)	(6,830)	(41,285)	(13,186)
Interest expense	(15,057)	(6,164)	(17,453)	(11,713)
Interest income	153	1,078	529	1,532
Loss before income taxes	(37,298)	(11,916)	(58,209)	(23,367)
Income tax provision	—	—	—	—
Net loss	(37,298)	(11,916)	(58,209)	(23,367)
Dividends on preferred stock	(32)	(32)	(64)	(64)
Net loss applicable to common stockholders	$(37,330)	$(11,948)	$(58,273)	$(23,431)

Weighted average common shares outstanding:
Basic	32,663	31,029	32,601	31,031
Diluted	32,663	31,029	32,601	31,031
Loss per common share:
Basic	$(1.14)	$(0.39)	$(1.79)	$(0.76)
Diluted	$(1.14)	$(0.39)	$(1.79)	$(0.76)

Comprehensive loss:

Net loss	$(37,298)	$(11,916)	$(58,209)	$(23,367)
Other comprehensive gain (loss):
Unrealized income (loss) on Interest Rate Cap	72	(299)	187	(390)
Comprehensive loss	$(37,226)	$(12,215)	$(58,022)	$(23,757)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)	Six Months Ended June 30,
	2018	2017
Cash flows provided by (used in) operating activities:
Net loss	$(58,209)	$(23,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,461	725
Amortization of gaming license	2,629	—
Amortization of debt issuance costs	1,714	2,578
Net recovery of doubtful accounts	(41)	—
Non-cash interest expense	—	1,739
Loss on disposal of property and equipment	—	39
Stock-based compensation	1,449	1,472
Changes in operating assets and liabilities:
Accounts receivable	(3,335)	23
Inventories	(1,661)	(22)
Prepaid expenses and other current assets	(2,240)	1,061
Accounts payable	6,613	942
Accrued expenses and other current liabilities	12,996	(948)
Net cash used in operating activities	(27,624)	(15,758)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(426)	(1,734)
Capitalized Development Projects costs	(123,249)	(117,247)
Refund/(payment) of cash collateral for deposit bond	35,000	(20,000)
Net change in investments for Development Projects	87,405	(275,755)
Other	13	9
Net cash used in investing activities	(1,257)	(414,727)
Cash flows provided by (used in) financing activities:
Proceeds from Term B Loan, net of discount	—	441,871
Proceeds from Term A Loan	9,000	—
Proceeds from Revolving Credit Facility	15,000	—
Proceeds from related party equity contribution	—	32,000
Repayment of Term A Loan and Term B Loan	(2,875)	—
Repayment of equipment loans	(3,412)	—
Series B Preferred Stock dividend payment	(64)	(64)
Proceeds from exercise of stock options and option matching rights	50	—
Payment of debt issuance costs and Interest Rate Cap fees	(277)	(22,427)
Other payments	(1,455)	(275)
Net cash provided by financing activities	15,967	451,105
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,914)	20,620
Cash, cash equivalents and restricted cash, beginning of period	53,055	38,474
Cash, cash equivalents and restricted cash, end of period	$40,141	$59,094
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,701	$17,145
Non-cash investing and financing activities:
Accrued Development Projects costs	$37,427	$61,940
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
In addition to the Casino, Empire Resorts Real Estate I, LLC ("ERREI") and Empire Resorts Real Estate II, LLC ("ERREII" and, together with Montreign Operating and ERREI, the "Project Parties"), each of which is a wholly-owned subsidiary of Montreign Operating, are developing an entertainment village (the "Entertainment Project") and a golf course (the "Golf Course Project" and, together with the Casino and the Entertainment Project, the "Development Projects"), respectively, at the site of a four-season destination resort in Sullivan County, New York.
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

Recent Events
The Entertainment Project and Golf Course Project
ERREII has entered into a construction manager agreement with Arc Building Partners, which is a standard construction manager agreement with normal and customary terms, and addresses, among other things, the guaranteed maximum price of approximately $33 million for the Entertainment Project, completion commitments and participation by minority-owned and woman-owned business enterprises ("MWBE"). The Entertainment Project will consist of a hotel with approximately 100 hotel rooms, as well as dining, entertainment and retail offerings. Construction of the hotel began in April 2018 and is expected to be open to the public in December 2018.
ERREI anticipates entering into a construction contractor agreement with Heritage Links, which is a standard contractor agreement with normal and customary terms, related to the construction of the Golf Course Project, at a cost of approximately $19.4 million. The Company anticipates construction to begin during the summer of 2018 and anticipates the golf course will be open for play during the summer of 2019.
Sports Betting
The Upstate New York Gaming and Economic Development Act ("Gaming Act") provides, among other things, that sports betting at the gaming facilities shall be unlawful unless there has been a change in federal law authorizing such activity or upon ruling of a court of competent jurisdiction that such activity is lawful. In May 2018, the Supreme Court of the United States decided that the Professional and Amateur Sports Protection Act of 1992, which effectively outlawed sports betting nationwide, was unconstitutional. Therefore, upon the enactment of relevant regulations by the NYSGC, the Company may implement sports betting as part of the gaming experience at the Casino. In addition, the Company may pursue opportunities in online sports gambling and mobile betting upon their legalization in New York State. The Company is in discussions with various industry participants about the operation of a sports book at the Casino and broader collaboration on the implementation of online platforms. We may pursue these opportunities through direct investments, acquisitions, joint venture arrangements and other transactions. We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated.

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2018 and December 31, 2017 and for the three- and six-month periods ended June 30, 2018 and June 30, 2017 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash generated from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and the continuing ramp-up of amenities at the Casino and expenditures for the Development Projects over the next 12 months, we may need to raise additional debt or equity financing to supplement the cash generated from operations, cash on hand, and the amounts available under our principal debt arrangements, to meet our anticipated debt service requirements, make capital expenditures and satisfy working capital needs for the next 12 months. We cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Casino will be realized, or that future borrowings will be available under our existing debt arrangements or otherwise to enable us to service our indebtedness, make anticipated capital expenditures and satisfy working capital needs. As a result, we may need to raise additional capital or incur additional indebtedness, including from our largest stockholder or by issuing securities from our Shelf Registration Statement (as defined below), which has a current availability of approximately $333 million, to finance our plans for growth and general corporate purposes. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 for a discussion of the risks related to our liquidity and capital structure.
Note B. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the accompanying consolidated financial statements for the 2017 period have been reclassified to conform to presentation in the 2018 period, most notably amortization of debt issuance costs has been included within interest expense on the Condensed Consolidated Statement of Operations.
Revenue recognition
As described below, the Company adopted the provisions of new accounting standards and updates as codified in the Accounting Standards Codification (ASC) Topic 606 regarding revenue recognition. The Company adopted this guidance as of January 1, 2018 using the modified retrospective approach. Under the modified retrospective approach, amounts presented as of December 31, 2017 and for the three-month and six-month periods ended June 30, 2017 have not been adjusted to reflect the impact of the ASC Topic 606. This approach does not significantly impact the comparability of the 2018 and 2017 amounts. The promotional allowances recorded in 2017 are no longer presented in 2018 under ASC Topic 606. The adoption of the provisions of ASC 606 resulted in an increase to “Other accrued liabilities” of $54,000 and “Accumulated deficit” of $54,000 at January 1, 2018. These increases were exclusively the result of remeasuring the loyalty program liability from a deferred cost model to a deferred revenue model. This change only impacts MRMI, since the Casino did not commence operations until February 8, 2018.

The Company’s patron transactions primarily consist of gaming wagers, hotel room and food and beverage purchases. The transaction price for gaming wagers is the difference between gaming wins and losses, not the total amount wagered. The transaction price for hotel room and food and beverage purchases is the net amount collected from the patron for such goods and services.

Hotel room and food and beverage goods and services have been determined to be separate, stand-alone transactions and the transaction price for such goods or services is recorded as revenue as they are transferred to the patron over the duration of the patron’s stay at the hotel or when the Company provides the food and beverage services. In the case of a hotel stay involving multiple days, the total transaction price of the stay is recognized on a straight-line basis as the reservation for total days of stay is non-cancelable by the patron. The Company collects advanced deposits from hotel patrons for future reservations representing obligations of the Company until the room stay is provided to the patron.

Gaming wagers by patrons who are members of our loyalty programs represent two performance obligations of the Company. Patrons who are members of our loyalty programs earn loyalty points for gaming wagers. Points awarded under our loyalty programs are given to members based on their gaming play and the promise to provide points to members is required to be accounted for as a separate performance obligation. The Company applies a practical expedient by accounting for gaming wagers on a portfolio basis, as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to each individual patron. For purposes of allocating the transaction price when loyalty points are earned, the Company allocates an amount to the loyalty point liability based on the stand-alone selling price ("SSP") of the points earned, which is determined by the value of a point that can be redeemed for a hotel room or food and beverage services. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur because all such wagers settle immediately. The loyalty point liability amount is deferred and recognized as revenue when the patron redeems the points for a hotel room stay or for food and beverage services and such goods or services are provided to the patron. Prior to the adoption of ASC 606, we determined our liability for unredeemed points based on the estimated costs of services or merchandise to be provided and estimated redemption rates.

Additionally, outside of our loyalty programs and at our discretion, we offer our patrons complimentary goods and services, primarily food and beverage and hotel room stays. Such complimentaries are provided in conjunction with revenue-generating gaming activity and are largely provided to entice contemporaneous and future revenue-generating gaming activities. We allocate a portion of the transaction price for gaming wagers we receive from such patrons to the complimentary goods and services provided to such patrons using the residual approach. This allocation is based on the estimated SSP of the underlying goods and services provided, which are determined based on observed SSP we receive for selling such goods and services.

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

Subsequent to the adoption of ASC 606, complimentary food and beverage revenues and room revenues are included in food and beverage revenues, room revenues, and other revenues, with a corresponding decrease to gaming revenues, in the unaudited condensed consolidated statements of operations. See “Recent Accounting Pronouncements” for further information regarding the adoption of ASC 606.

Complimentary food and beverage revenues, and complimentary room revenues for the three-month and six-month periods ended June 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended		Six Months Ended
	06/30/2018	06/30/2017	06/30/2018	06/30/2017
	(in thousands)		(in thousands)

Complimentary food and beverage revenues	$2,218	$127	$3,234	$293
Complimentary room revenues	786	—	950	—

The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s liability for its loyalty point performance obligations was $1.6 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively. Loyalty points are generally earned and redeemed continuously over time.

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
The Company has several types of restricted cash accounts. These restrictions are in accordance with the NYSGC regulations. In addition, at June 30, 2018, the Company had restricted cash of $29.5 million from the proceeds of the Term Loan Facility held in the lender-controlled accounts pursuant to the Term Loan Facility.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
		(in thousands)
Cash and cash equivalents	$16,743	$10,380	$6,449	$11,012
Restricted cash	984	693	924	1,078
Restricted cash for Development Projects	22,414	41,982	51,721	26,384
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$40,141	$53,055	$59,094	$38,474

Restricted cash and investments for Development Projects
Restricted cash and investments for Development Projects represented the remaining funds from the Term Loan Facility to be utilized for the Development Projects. At June 30, 2018, restricted cash and investments for Development Projects of $29.5 million was comprised of cash and cash equivalent balances of approximately $22.4 million and short-term investments maturing within one year of approximately $7.0 million. At June 30, 2018, short-term investments were comprised of commercial paper of approximately $3.5 million and U.S. Treasury notes of $3.5 million. At December 31, 2017, restricted cash and investments for Development Projects of $136.4 million was comprised of cash and cash equivalent balances of approximately $41.9 million and short-term investments maturing within one year of approximately $94.5 million. At December 31, 2017, short-term investments were comprised of commercial paper of approximately $59.4 million and U. S. Treasury notes of approximately $35.1 million, all with maturities of less than one year. The short-term investments are recorded at amortized cost, which approximates fair value due to their short-term nature.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectibility of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectibility. In the normal course of business, the Company settles wagers for other racetracks and is exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $130,000 and $171,000 at June 30, 2018 and December 31, 2017, respectively.
Capitalized Interest
Interest costs incurred in connection with the construction of the Casino and the Development Projects have been capitalized in the cost of the projects. Capitalization will cease when the Casino or the other Development projects are substantially complete or if development activity is suspended for an extended period of time.
The Company capitalized $$0.3 million and $5.9 million of interest charges during the three-month periods ending June 30, 2018 and June 30, 2017, respectively and $11.3 million and $9.4 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases of $7.5 million and $8.3 million at June 30, 2018 and December 31, 2017, respectively, is included in other long-term liabilities.
Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month and six-month periods ended June 30, 2018 and and 2017 were the same.
The following table shows the approximate number of common stock equivalents outstanding at June 30, 2018 and 2017 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three-month and six-month periods ended June 30, 2018 and 2017, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	June 30, 2018	June 30, 2017
Unvested Restricted stock	73,000	148,000
Warrants	193,000	133,000
Restricted stock units ("RSUs")	158,000	55,000
Option Matching Rights	1,000	6,000
Options	12,000	19,000
Total	437,000	361,000

On August 19, 2009, the Company entered into an investment agreement (the "Investment Agreement") with Kien Huat Realty III Limited ("Kien Huat"), the Company's largest stockholder, pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 200,000 options or warrants granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights”. The Option Matching Rights outstanding at June 30, 2018 expired in July 2018.
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $282,000 at June 30, 2018 and $251,000 at December 31, 2017, and is presented at fair value as "Other Assets" on the Condensed Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss
As of June 30, 2018 and December 31, 2017, accumulated other comprehensive loss was $128,000 and $315,000, respectively, and consisted solely of the fair value adjustment relating to the Interest Rate Cap.
Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by the FASB for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are primarily comprised of current assets, restricted cash and investments, Interest Rate Cap, current liabilities and long-term debt. Current assets, investments and current liabilities approximate fair value due to their short-term nature.

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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$16,743	$16,743	$10,380	$10,380	Level 1
Restricted cash	984	984	693	693	Level 1
Interest Rate Cap	282	282	251	251	Level 2
Restricted cash and investments for Development Projects:
Cash and cash equivalents	22,414	22,414	41,982	41,982	Level 1
Short-term investments	7,044	7,026	94,449	94,209	Level 2

Liabilities:
Term B Loan, net of discount	442,474	448,589	443,161	449,749	Level 2
Term A Loan	7,250	7,250	—	—	Level 2
Bangkok Bank Loan	16,000	16,000	16,000	16,000	Level 3
Revolving Credit Facility	15,000	15,000	—	—	Level 2
Equipment loans	27,682	27,682	31,095	31,095	Level 3

Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of June 30, 2018, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.
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
As a condition of the Gaming Facility License, the Company paid a license fee of $51 million on February 25, 2016. The term of the Gaming Facility License is 10 years from the date of grant; however, amortization did not commence until the Casino opened to the public in February 2018. Amortization has been recognized on a straight-line basis beginning in February 2018 and will continue until the license is up for renewal in 2026. The Company will assess the intangible asset for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Recent accounting pronouncements

    In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. Early adoption is permitted. The Company intends to adopt the standard on January 1, 2019 and apply the package of practical expedients available to it upon adoption. The Company continues to evaluate the effect that ASU 2016-02 will have on consolidated financial statements, but we expect that ASU 2016-02 will have a material effect on the condensed consolidated balance sheets as a result of the recognition of certain leases as right-of-use assets and lease liabilities.

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

Note C. Prepaid Expenses and Other Assets

The Company participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received was reduced by 20% each year until the tax credit ended for the Company on December 31, 2017. For the year ended December 31, 2017, the Company will receive a 20% refund for real estate taxes paid, equal to $270,000, in the Spring of 2019. The outstanding real estate tax credits are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet at June 30, 2018 and December 31, 2017, and were approximately $270,000 and $814,000, respectively.

The increases in prepaid real estate taxes, advertising, gaming expenses and security deposits are directly related to the opening of the Casino during the current six-month period. Included in prepaid gaming expenses are $334,000 of supplies, such as playing cards, dice and chips.

Prepaid expenses and other current assets, as presented on the balance sheet, are comprised of the following at June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017
	(in thousands)

Empire Zones real estate tax credit	$270	$814
Prepaid real estate taxes	540	443
Prepaid insurance	203	327
Prepaid advertising	92	—
Prepaid gaming expenses	1,568	74
Development escrow and refundable security deposit	1,292	780
Prepaid other	1,653	938
Total prepaid expenses and other current assets	$5,618	$3,376

Note D. Property and Equipment
Property and equipment at June 30, 2018 and December 31, 2017 consists of the following:

	6/30/2018	12/31/2017
	(in thousands)

Land	$770	$770
Land improvements	1,759	1,759
Buildings	576,938	4,727
Building improvements	76,293	29,874
Furniture, fixtures and equipment	33,379	5,551
Construction in Progress	436	77
	689,575	42,758
Less: Accumulated depreciation	(28,356)	(15,895)
	$661,219	$26,863
The $646.8 million increase in property and equipment was primarily due to the reclassification of capitalized Project Development costs to buildings, building improvements and furniture, fixtures and equipment during the six-month period ended June 30, 2018. At June 30, 2018, $9.4 million remains classified as capitalized Project Development costs reflecting the ongoing construction of the Development Projects.
Depreciation expense was approximately $7.8 million and $0.4 million for the three-month periods ended June 30, 2018 and 2017, respectively, and approximately $12.5 million and $0.7 million for the six-month periods ended June 30,2018 and 2017, respectively.
The VGMs at Monticello Casino and Raceway are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs
At June 30, 2018 and December 31, 2017, total Capitalized Project Development costs incurred were approximately $9.4 million and $566.8 million, respectively. Total Capitalized Development Project costs at June 30, 2018 consisted of $8.4 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.0 million of professional service fees including legal and accounting fees. Total Capitalized Project Development costs at December 31, 2017 consisted of $560.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $6.6 million of professional service fees, including legal and accounting fees, and is reflected on the balance sheet as Capitalized Development Project costs. The Casino opened for business on February 8, 2018, after receiving an operating certificate from the NYSGC. As a result of the Casino opening for business, Capitalized Project Development costs relating to the Casino of approximately $630.1 million were reclassified as property and equipment for the Casino.

Cash Collateral for Deposit Bond
In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. On December 28, 2017, the Company notified the NYSGC that it had expended 85% of the Company's required minimum capital investment in the Development Projects. On January 4, 2018, the NYSGC notified the Company that it had confirmed that the Minimum Capital Investment criteria had been met and the funds returned to the Company were deposited into a lender-controlled account for use towards Development Projects expenses.

Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at June 30, 2018 and December 31, 2017 were $37.4 million and $71.7 million, respectively, and were primarily comprised of amounts due to the Casino construction manager for costs incurred for the Development Projects, as well as amounts due to the architect and other vendors. The proceeds from the Term Loan Facility will be used to pay the accrued Development Project costs.
Accrued expenses and other current liabilities, as presented on the condensed consolidated balance sheet, are comprised of the following at June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017
	(in thousands)

Liability for horseracing purses	$1,449	$886
Accrued payroll	4,962	1,715
Deferred revenue - loyalty points	1,577	271
Liability to the NYSGC	1,662	1,507
Liability for local progressive jackpot	2,431	1,110
Accrued premium game leases	617	—
Accrued professional fees	1,823	744
Accrued interest expense	378	14
Accrued utilities	656	81
Accrued other	5,393	992
Total accrued expenses and other current liabilities	$20,948	$7,320

The increase in deferred revenue - loyalty points at June 30, 2018 of $1.3 million primarily reflects the increase in deferred revenues due to the increase in loyalty points earned by new customers as a result of the Casino opening. The liability to the NYSGC represents the amounts payable for taxes assessed by the NYSGC from gaming operations at the Company's facilities. The liability for local progressive jackpot represents the liability the Casino and the Monticello Casino and Raceway has incurred for all progressive jackpot games at each period ending date. Accrued premium game leases represent accruals for short-term slot machine leases for certain popular games.
Note G. Long-Term Debt
Long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017
	(in thousands)
Term B Loan (stated amount less unamortized discount)	$442,474	$443,161
Term A Loan	7,250	—
Bangkok Bank Loan	16,000	16,000
Revolving Credit Facility	15,000	—
Equipment Loans	27,682	31,095
Total long-term debt	508,406	490,256
Debt issuance costs	(19,519)	(20,520)
Total long-term debt, net	488,887	469,736
Less: Current portion of long-term debt	(26,143)	(14,588)
Long term-debt, net of current portion	$462,744	$455,148

Term Loan Facility
At June 30, 2018, Montreign Operating's senior secured term loan facility (the "Term Loan Facility") consisted of $7.3 million outstanding under the Term A loan (the "Term A Loan") and $442.5 million outstanding (net of original issue discount) under the Term B loan (the "Term B Loan"). Pursuant to the Building Term Loan Agreement (as amended, the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent, Montreign Operating drew down the Term A Loan in the amount of $9 million on May 31, 2018. Montreign Operating subsequently drew down the Term A Loan in the amounts of $8 million and $53 million on July 9, 2018 and July 23, 2018, respectively. The Term A Loan is fully drawn in accordance with the Term Loan Agreement, which required the Company to complete the draw down of the Term A Loan by July 24, 2018. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At June 30, 2018, the interest rate on the Term A Loan was 6.98%. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At June 30, 2018, the interest rate on the Term B Loan was 10.34%. In addition, Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018.

We are required to make principal payments under the Term B Loan and the Term A Loan at the end of each calendar quarter beginning with the period ended June 30, 2018. The Company will repay one percent of the original principal balance of the Term B Loan each year, in quarterly payments of approximately $1.1 million. The Company will repay 2.5% of the original principal amount of the Term A Loan, in quarterly payments of approximately $1.8 million for the first year, and quarterly installments of approximately $2.6 million thereafter. The Company repaid approximately $1.8 million and $1.1 million on the Term A Loan and Term B Loan, respectively, in the three-month period ended June 30, 2018.

As a condition to the Term Loan Agreement, the net proceeds from the Term A Loan, Term B Loan and the then-outstanding Kien Huat Montreign Loan, which are discussed below, were deposited into an account controlled by the lenders under the Term Loan Facility.

The Term Loan Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Term Loan Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants. For example, the Project Parties are restricted from entering into advisory, management or consulting agreements with an affiliate of any of the Project Parties, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants. The Term Loan Facility also includes target dates by which the Casino is required to be opened to the public and by which its development must be fully complete (as such concepts are defined in the Term Loan Agreement).

In addition, the Term Loan Agreement requires us to satisfy certain financial covenants, including a maximum first lien leverage ratio, a minimum interest coverage ratio and a limitation on the maximum permissible capital expenditures by the Project Parties. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino, which is the date on which at least 95% of all rooms in the hotel are open to the public. The Company anticipates that at least 95% of the hotel rooms will be ready to be occupied during the fourth quarter of 2018. As of June 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Mandatory prepayments of the Term Loan Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.

Revolving Credit Facility
At June 30, 2018, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Company borrowed $2 million under the Revolving Credit Facility on June 29, 2018. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At June 30, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.09%.

The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of June 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.
Bangkok Bank Loan
At June 30, 2018, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $16 million of outstanding borrowings and availability of $4 million pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.

The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At June 30, 2018, the interest rate on the Bangkok Bank Loan was 8.34%. In addition, the Company pays a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. Such commitment fee is paid on the last business day of each quarter and commenced on March 31, 2018.

The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement, which is defined and discussed in Note H below. The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.

The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative, negative and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company. The Company is in compliance with the covenant requirements as of June 30, 2018.

In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio of the Company, which financial covenant is applicable beginning with the fiscal quarter ended December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan.

Equipment Loans
The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The original amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at June 30, 2018 totaled approximately $27.7 million. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly principal repayments is approximately $1.0 million.

The following table lists the annual principal repayments due for the Company's long term debt as of June 30, 2018:

Year ending December 31,	Totals
(in thousands)
2018	$13,021
2019	36,966
2020	10,190
2021	6,505
2022	19,500
2023	428,625
Totals	$514,807

Note H. Long-Term Loans, Related Party
Kien Huat Subordinate Loan Agreement
On June 25, 2018, Kien Huat and the Company entered into a loan agreement (the “Kien Huat Subordinate Loan Agreement”), providing for loans of up to $30 million (the “Kien Huat Subordinate Loan”). The Kien Huat Subordinate Loan is subordinate to the Bangkok Bank Loan. The proceeds of the Kien Huat Subordinate Loan may be used exclusively to make capital contributions to Montreign Operating. Montreign may use such funds for marketing and general corporate purposes (including the payment of debt service). All amounts due under the Kien Huat Subordinate Loan will mature on December 28, 2020, which date may be extended for additional one-year periods if the Bangkok Bank Loan is similarly extended or accelerated in the event the Bangkok Bank Loan is accelerated. The maturity of the Kien Huat Subordinate Loan may also be extended for up to one year at the sole discretion of Kien Huat. Advances under the Kien Huat Subordinate Loan will be made in four installments as follows: (i)$5 million will be advanced no earlier than July 2, 2018; (ii) $5 million will be advanced no earlier than July 20, 2018; (iii) $10 million will be advanced no earlier than September 4, 2018; and (iv) $10 million will be advanced no earlier than September 17, 2018. The only condition to an advance will be the delivery of a request for an advance not less than five business days prior to the date of an advance and that the representations contained in the Kien Huat Subordinate Loan Agreement will be true and correct. On July 5, 2018, the Company borrowed $5 million and, on July 31, 2018, the Company borrowed an additional $5 million. The Company expects to borrow the two remaining installments of $10 million each on or about the scheduled installment dates of September September 4, 2018 and September 17, 2018, respectively. The Company paid Kien Huat a commitment fee of $0.3 million (or 1% of the principal amount) out of the proceeds of the first advance.
The Kien Huat Subordinate Loan bears interest at a rate of 12% per annum, compounded monthly, and will be payable monthly in arrears. Prior to the maturity of the Kien Huat Subordinate Loan, interest will not be required to be paid in cash and will be added to the outstanding principal of the Kien Huat Subordinate Loan and will thereafter be deemed to be part of the principal indebtedness due thereunder upon maturity. The Kien Huat Subordinate Loan may be repaid in full or in part at any time without premium or penalty.
The Kien Huat Subordinate Loan Agreement contains customary representations and warranties and affirmative covenants, including a restriction on the use of the proceeds of the Kien Huat Subordinate Loan as described above. Obligations under the Kien Huat Subordinate Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others: nonpayment of principal, interest or fees; breach of the affirmative covenants; and a default in payment of or acceleration of the Bangkok Bank Loan. Additionally, any future amendments to the Bangkok Bank Loan Agreement relating to default provisions thereunder, prepayment provisions or an increase of the maximum principal amount thereunder will be subject to Kien Huat’s prior written consent.
The Company agreed to indemnify and defend Kien Huat and its affiliates from negligent acts or omissions of the Company and its affiliates, any failure of the Company to comply with the terms of the Kien Huat Subordinate Loan Agreement and any failure of the Company to comply with any laws, except to the extent resulting from the gross negligence or willful misconduct of Kien Huat or its affiliates.

Kien Huat Backstop Loan Agreement
On December 28, 2017, Empire and Kien Huat entered into a loan agreement (the "Kien Huat Backstop Loan Agreement"), providing for loans to Empire in an aggregate principal amount of up to $20 million. Any amounts borrowed pursuant to the Kien Huat Backstop Loan Agreement will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the maturity date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated. At June 30, 2018, there were no outstanding borrowings pursuant to the Kien Huat Backstop Loan Agreement.

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
Note I. Stockholders’ Equity
Common Stock

Restriction on Ownership
Our common stock is transferable only subject to the provisions of Section 303 of the Racing, Pari-Mutuel Wagering and Breeding Law, so long as we hold, directly or indirectly, a license issued by the NYSGC, and may be subject to compliance with the requirements of other laws pertaining to licenses held directly or indirectly by us. The owners of common stock issued by us may be required by regulatory authorities to possess certain qualifications and may be required to dispose of their common stock if the owner does not possess such qualifications.

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
Preferred Stock and Dividends

The Company paid dividends, required by the terms of the Series B Preferred Stock, during 2017 and 2018 on the following dates: on April 2, 2018 and July 2, 2018, quarterly payments in the amount of $32,087 were made for the first two quarters of 2018. For the 2017 fiscal year, quarterly payments in the amount of $32,087 were made on April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018.

Note J. Concentration

As of June 30, 2018, the Company had one gaming patron who represented 10.8% of the total net outstanding accounts receivable.

As of December 31, 2017, the Company had one debtor, Hawthorne OTB, which represented 13.0% of the total net outstanding accounts receivable.

Note K. Related Party Transactions
RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of, and controls, Kien Huat. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with online gaming in addition to the Permitted Uses The initial term of the RWS License Agreement will expire on December 31, 2027 and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties.
Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in the Entertainment Project or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with online gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement. The Company recorded an expense of approximately $400,000 and $627,000 for the three-month and six-month periods ended June 30, 2018, respectively, reflecting the fee payable pursuant to the RWS License Agreement.
Moelis Agreement
On August 7, 2018, the Company entered into an engagement agreement (the "Moelis Engagement Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as the Company’s exclusive financial advisor in its review of opportunities in online gaming, sports betting and interactive gaming. Pursuant to the Moelis Engagement Agreement, Moelis has also been engaged as exclusive financial advisor with respect to a strategic financing transaction for the Company, if any. Pursuant to the Moelis Engagement Agreement, we will pay Moelis a retainer fee of $100,000 upon execution. In the event a transaction is consummated, the Moelis Engagement Agreement contemplates additional transaction-based fees would be earned by Moelis.

Gregg Polle, one of the directors of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the Moelis Engagement Agreement and abstained from voting on whether to enter into such agreement.

Note L. Commitments and Contingencies

Legal Proceedings
The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Operating Leases
The following table represents the minimum lease payments under the Company's operating leases at June 30, 2018:

Year ending December 31,	Total Payments
(in thousands)
2018	$5,930
2019	9,353
2020	8,948
2021	8,489
2022	8,400
2023 to 2056	361,886
Total	$403,006

The details of operating lease commitments are described below.

Casino Lease
On December 28, 2015, Montreign Operating entered into a lease (the "Casino Lease") with EPT Concord II, LLC ("EPT") for the lease of the parcel on which the Casino was built (the "Casino Parcel"). The Casino Lease has a term that expires on the earlier of (i) March 31, 2086, and (ii) Montreign Operating giving EPT written notice of its election to terminate the Casino Lease (the “Termination Option”) at least 12 months prior to any one of five Option Dates (as defined below). The option dates (each an "Option Date") under the Casino Lease mean each of the 20th, 30th, 40th, 50th and 60th anniversaries of the commencement of the Casino Lease. Upon Montreign Operating's timely notice of exercise of its Termination Option, the Casino Lease will be automatically terminated effective as of the applicable Option Date.

The following table represents the fixed rent payments under the Casino Lease at June 30, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$4,500
2019 (2)	7,500
2020 (2)	7,500
2021 (2)	8,000
2022 (2)	8,100
2023 to 2056 (2)	346,524

(1)	From March 1, 2017 through August 31, 2018, fixed rent is $1 million per month.

(2)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent will equal $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

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

Golf Course Lease

On December 28, 2015, ERREI entered into a sublease (the “Golf Course Lease”) with Adelaar Developer, LLC (the "Destination Resort Developer") for the lease of the Golf Course Parcel. The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due.

The following table represents the future fixed rent payments under the Golf Course Lease at June 30, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1)	$0
2019 (1) (2)	125
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,675

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Summer of 2019 (the “Golf Course Opening Date”), fixed rent payments will equal $0.

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

The following table represents the future fixed rent payments under the Entertainment Project Lease at June 30, 2018:

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
Note M. Subsequent Events
On July 5, 2018, the Company borrowed $5 million, less a $0.3 million commitment fee, under the Kien Huat Subordinate Loan Agreement. On July 31, 2018, the Company borrowed an additional $5 million. See Note H for a discussion of the terms of the Kien Huat Subordinate Loan Agreement.
On July 9, 2018 and July 23, 2018, Montreign Operating drew down $8 million and $53 million, respectively, under the Term A Loan. The July 23, 2018 drawdown was the last in a series of drawdowns on the Term A Loan. The Term A Loans were borrowed at LIBOR plus 5.0% interest rates under the Term Loan Facility. The total amount drawn down under the Term A Loan prior to the expiration of the borrowing period on July 24, 2018 was $70 million. See Note G for a discussion of the terms of the Term Loan Facility.
On August 7, 2018, the Company entered into an engagement agreement (the "Moelis Engagement Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as the Company’s exclusive financial advisor in its review of opportunities in online gaming, sports betting and interactive gaming. Pursuant to the Moelis Engagement Agreement, Moelis has also been engaged as exclusive financial advisor with respect to a strategic financing transaction for the Company, if any. Pursuant to the Moelis Engagement Agreement, we will pay Moelis a retainer fee of $100,000 upon execution. In the event a transaction is consummated, the Moelis Engagement Agreement contemplates additional transaction-based fees would be earned by Moelis.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Our indirect wholly-owned subsidiary, Montreign Operating, doing business as Resorts World Catskills, owns and operates Resorts World Catskills, a Casino, which opened to the public on February 8, 2018. The Casino is located in Sullivan County, New York approximately 90 miles from New York City. Montreign Operating is the sole holder of a Gaming Facility License issued by the NYSGC in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
In addition to the Casino, ERREI and ERREII and, together with the Project Parties, each of which is a wholly-owned subsidiary of Montreign Operating, are developing the Development Projects, a four-season destination resort in Sullivan County.
Through our wholly-owned subsidiary, MRMI, we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a VGM and harness horseracing facility. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
Recent Events

The Entertainment Project and Golf Course
ERREII has entered into a construction manager agreement with Arc Building Partners, which is a standard construction manager agreement with normal and customary terms, and addresses, among other things, the guaranteed maximum price of approximately $33 million for the Entertainment Project, completion commitments and MWBE participation. The Entertainment Project will consist of a hotel with approximately 100 hotel rooms, as well as dining, entertainment and retail offerings. Construction of the hotel began in April 2018 and is expected to be open to the public in December 2018.
ERREI anticipates entering into a construction contractor agreement with Heritage Links, which is a standard contractor agreement, with normal and customary terms, related to the construction of the Golf Course Project, at a cost of approximately $19.4 million. The Company anticipates construction to begin during the summer of 2018 and anticipates the golf course will be open for play during the summer of 2019.
Sports Betting
The Gaming Act provides, among other things, that sports betting at the gaming facilities shall be unlawful unless there has been a change in federal law authorizing such activity or upon ruling of a court of competent jurisdiction that such activity is lawful. In May 2018, the Supreme Court of the United States decided that the Professional and Amateur Sports Protection Act of 1992, which effectively outlawed sports betting nationwide, was unconstitutional. Therefore, upon the enactment of relevant regulations by the NYSGC, the Company may implement sports betting as part of the gaming experience at the Casino. In addition, the Company may pursue opportunities in online sports gambling and mobile betting upon their legalization in New York State. The Company is in discussions with various industry participants about the operation of a sports book at the Casino and broader collaboration on the implementation of online platforms. We may pursue these opportunities through direct investments, acquisitions, joint venture arrangements and other transactions. We can provide no assurance that we will successfully identify such opportunities or that, if we identify and pursue any of these opportunities, any of them will be consummated.

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

Results of Operations - Three months ended June 30, 2018 Compared to Three Months ended June 30, 2017

The following table highlights the various sources of revenues and expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Percent Change
	(in thousands, except percentages)
Gaming revenues	$39,798	$16,230	145.2%
Gaming expenses	34,462	11,817	191.6%

Racing revenues	1,194	1,237	(3.5)%
Racing expenses	2,017	1,160	73.9%

Food and beverage revenues	4,569	589	675.7%
Food and beverage expenses	6,031	1,029	486.1%

Room revenues	1,775	—	n/m
Room expenses	2,103	—	n/m

Other revenues	1,800	231	679.2%
Other expenses	49	80	(38.8)%

Selling, general and administrative expenses	16,949	5,125	230.7%

Development Projects expenses	537	4,416	(87.8)%
Gaming Revenues and Expenses
Gaming revenues increased $23.6 million, or 145.2%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from $16.2 million to $39.8 million. The increase in gaming revenues was primarily due revenues generated by the Casino, which generated $34.5 million in gross gaming revenue. Monticello Casino and Raceway generated $8.4 million in gross gaming revenue for the three-month period ended June 30, 2018 as compared to $16.2 million for the three-month period ended June 30, 2017. The decrease in gaming revenue at Monticello Casino and Raceway was primarily due to a decrease in volume due to the opening of the Casino.
Gaming expenses increased $22.6 million, or 191.6%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from $11.8 million to $34.5 million. The increase in gaming expenses was primarily due to expenses generated by the Casino, which includes gaming taxes and payroll expenses, offset by an increase in the commission rate earned by the Company at operations at Monticello Casino and Raceway. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.
Racing Revenues and Expenses
Racing revenues decreased approximately $43,000, or 3.5%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017. The decrease in racing revenues is due to a decrease in racing simulcast revenues as compared to the three-month period ended June 30, 2017. Racing expenses increased $0.8 million, or 73.9%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from $1.2 million to $2.0 million. The increase is due to larger purse contributions and higher fees required by New York State.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $4.0 million, or 675.7%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from approximately $0.6 million to $4.6 million due to the opening of the new food venues at the Casino. Food and beverage expenses increased $5.0 million, or 486.1% for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from $1.0 million to $6.0 million. The increase was primarily due to the opening of the Casino and its attendant additional food venues, which increased costs for food, beverage and supplies, as well as payroll expense.

Room Revenues and Expenses
The Casino generated approximately $1.8 million in room revenue for the three-month period ended June 30, 2018 due to the Casino opening. We incurred room expenses of approximately $2.1 million, which is primarily due to payroll and benefit expenses.
Other Revenues and Expenses
Other revenues primarily include income from retail, ATM revenue and commissions from the sale of lottery tickets. Other revenues increased by approximately $1.6 million, or 679.2%, during the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from approximately $0.2 million to approximately $1.8 million, primarily due to an increase in ATM revenues and the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $31,000, or 38.8%, during the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from approximately $80,000 to approximately $49,000 due to the reduction of staffing at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $11.8 million, or 230.7%, for the three-month period ended June 30, 2018 as compared to the three-month ended June 30, 2017, from $5.1 million to $16.9 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and a branding fee, all relating to the Casino.
Development Projects Expenses
Development Projects expenses decreased by $3.9 million, or 87.8% for the three-month period ending June 30, 2018 as compared to the three-month period ended June 30, 2017, from $4.4 million to $0.5 million. The decrease was primarily due to the Casino opening. Costs associated with the Casino will cease to be capitalized upon the complete opening of the Casino. At June 30, 2018, the Casino is open, however the penthouse suites at the Casino are still under construction and are expected to be complete in December 2018. The Company is also currently building the Entertainment Project. See Recent Events above for further details.
Results of Operations - Six months ended June 30, 2018 Compared to Six Months ended June 30, 2017

The following table highlights the various sources of revenues and expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (in thousands, except percentages):

	Six Months Ended
	June 30, 2018	June 30, 2017	Percent Change
	(in thousands, except percentages)
Gaming revenues	$68,325	$29,123	134.6%
Gaming expenses	55,810	21,645	157.8%

Racing revenues	2,558	2,723	(6.1)%
Racing expenses	3,725	2,459	51.5%

Food and beverage revenues	7,141	1,098	550.4%
Food and beverage expenses	9,582	2,038	370.2%

Room revenues	2,459	—	n/m
Room expenses	2,960	—	n/m

Other revenues	2,175	464	368.8%
Other expenses	111	161	(31.1)%

Selling, general and administrative expenses	25,033	9,428	165.5%

Development Projects expenses	11,632	8,685	33.9%

Gaming Revenues and Expenses
Gaming revenues increased $39.2 million, or 134.6%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from $29.1 million to $68.3 million. The increase in gaming revenues was primarily due to the opening of the Casino in February 2018, which generated $55.0 million in gross gaming revenue. Monticello Casino and Raceway generated $17.5 million in gross gaming revenue for the six-month period ended June 30, 2018 as compared to $29.1 million for the six-month period ended June 30, 2017. The decrease in gaming revenue at Monticello Casino and Raceway was primarily due to a decrease in volume due to the opening of the Casino, as well as unfavorable weather during the first quarter.
Gaming expenses increased $34.2 million, or 157.8%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from $21.6 million to $55.8 million. The increase in gaming expenses was primarily due to the Casino opening, which includes gaming taxes and payroll expenses, offset by an increase in the commission rate earned by the Company at operations at Monticello Casino and Raceway. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.
Racing Revenues and Expenses
Racing revenues decreased approximately $0.2 million, or 6.1%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from $2.7 million to $2.6 million. The decrease in racing revenues is due to a decrease in racing simulcast revenues as compared to the six-month period ended June 30, 2017. Racing expenses increased $1.3 million, or 51.5%, for the six-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017, from $2.5 million to $3.7 million. The increase is due to larger purse contributions and higher fees required by New York State.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $6.0 million, or 550.4%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from approximately $1.1 million to $7.1 million due to the opening of the new food venues at the Casino. Food and beverage expenses increased $7.5 million, or 370.2% for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from $2.0 million to $9.6 million. The increase was primarily due to the opening of the Casino and its additional food venues, which increased costs for food, beverage and supplies, as well as payroll related expenses.
Room Revenues and Expenses
The Casino generated approximately $2.5 million in room revenue for the six-month period ended June 30, 2018 due to the Casino opening. We incurred room expenses of approximately $3.0 million, which is primarily due to payroll and benefit expenses relating to the Casino opening.
Other Revenues and Expenses
Other revenues primarily include income from retail, ATM revenue and commissions from the sale of lottery tickets. Other revenues increased by approximately $1.7 million, or 368.8%, during the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from approximately $0.5 million to approximately $2.2 million, primarily due to an increase in ATM revenues and the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $50,000, or 31.1%, during the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from approximately $161,000 to approximately $111,000 due to the reduction of staffing at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $15.6 million, or 165.5%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, from $9.4 million to $25.0 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and a branding fee, all relating to the Casino opening.
Development Projects Expenses
Development Projects expenses increased by $2.9 million or 33.9% for the six-month period ending June 30, 2018 as compared to the six-month period ended June 30, 2017, from $8.7 million to $11.6 million. The increase was primarily due to increased payroll and benefits for Casino employees and management staffing prior to Casino opening, as well as marketing and advertising expenses in preparation for the Casino opening. Costs associated with the Casino will cease to be capitalized upon the complete opening of the Casino, which is expected to occur in December 2018.

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash generated from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and the continuing ramp-up of amenities at the Casino and the expenditures for the Development Projects over the next 12 months, we may need to raise additional debt or equity financing to supplement the cash generated from operations, cash on hand, and the amounts available under our principal debt arrangements, to meet our anticipated debt service requirements, make capital expenditures and satisfy working capital needs for the next 12 months. We cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Casino will be realized, or that future borrowings will be available under our existing debt arrangements or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. As a result, we may need to raise additional capital or incur additional indebtedness, including from our largest stockholder or by issuing securities from our Shelf Registration Statement (as defined below), which has a current availability of approximately $333 million, to finance our plans for growth and general corporate purposes. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 for a discussion of the risks related to our liquidity and capital structure.
Cash Flows

Net cash used in operating activities was approximately $27.6 million during the six-month period ended June 30, 2018. Cash used in operating activities was $15.7 million during the six-month period ended June 30, 2017. We continue to generate net losses due to the expenses we incurred related to the Casino and the Development Projects prior to the opening of the Casino. We incurred $11.6 million and $8.7 million of Development Projects costs during the six-month periods ended June 30, 2018 and 2017, respectively. Our operating cash flows during the six-month period ended June 30, 2017 were negatively impacted by severe weather during the period resulting in a reduction in revenues. The decrease in cash flow for the six-month period ended June 30, 2018 was primarily due to the impact of the net loss for the period along with the increase in accounts receivable and prepaid expenses associated with the Casino opening. Cash flows for the current year may not be indicative of future results due to the timing of the Casino opening, a lack of full amenities and delayed marketing expenditures for the Casino.

The Casino opened to the public in February 2018 with limited amenities. While additional amenities have been added to the Casino during the three-month period ended June 30, 2018, the Entertainment Project is expected to be completed in December 2018 and the Golf Course is expected to open in June 2019. Moreover, Resorts World Catskills opened during the winter season, which is historically a season of lower visitation to casinos. As a result, the Company’s expenditures on marketing the Casino were low during the six-month period ended June 30, 2018. The Company expects to deploy the proceeds of the Kien Huat Subordinate Loan in the current fiscal quarter. We expect that the additional marketing activity during the summer season when visitations to gaming facilities are historically higher will positively impact the operations at the Casino.

Net cash used in investing activities was approximately $1.3 million and $414.7 million during the six-month periods ended June 30, 2018 and 2017, respectively. The decrease in net cash used for the six-month period ended June 30, 2018 as compared to 2017 was due primarily to the reduction in investments of unused loan proceeds in 2018. The Company incurred $123.2 million of costs for the Capitalized Development Projects during the six-month period ended June 30, 2018. Development Projects costs were funded by $122.4 million of lender-controlled accounts for Development Projects costs. At June 30, 2018, our total assets included approximately $29.5 million of remaining net proceeds available from the Term Loan Facility, which are presented on the condensed consolidated balance sheet as a non-current asset (restricted cash and investments for Development Projects). The proceeds of the Term Loan Facility may be used solely to pay for costs relating to the Development Projects. During the six-month period ended June 30, 2017, the Company invested $275.8 million of proceeds from the Term Loan Facility in restricted investments for the Development Projects and incurred $117.2 million of Capitalized Development Project costs.

Net cash provided by financing activities was approximately $16.0 million and $451.1 million during the six-month periods ended June 30, 2018 and 2017, respectively. Approximately $15.0 million was borrowed under the Revolving Credit Facility and the Company borrowed an additional $9.0 million of Term A Loans during the six-month period ended June 30, 2018. The Company repaid $3.4 million of equipment loans and an additional $2.9 million of Term A and Term B Loans during the six-month period ended June 30, 2018. At June 30, 2018, the Company had $27.7 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. During the six-month period ended June 30, 2018, restricted stock grants of certain executives vested, resulting in $1.5 million of income tax withholding taxes paid by the Company in exchange for the surrender of a portion of the vested shares. Approximately $441.9 million of net proceeds were borrowed pursuant to the Term

Loan Facility and an additional $32.0 million was borrowed pursuant to the then-outstanding Kien Huat Montreign Loan during the six-month period ended June 30, 2017.
Development Projects Expenditures
The Company expects the Development Projects will cost approximately $925 million, which includes $762 million of anticipated costs for construction of the Development Projects and contingency, $68 million for interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company began construction of the Entertainment Project in March 2018, after signing a guaranteed maximum price agreement of $32.7 million with its construction manager. The Company anticipates that it will sign a construction management agreement for the Golf Course within the next several weeks and that the total cost of the Golf Course will be approximately $21 million.
As of June 30, 2018, the Company had incurred an aggregate total of $791.9 million related to the Development Projects. This included $656.7 million of capitalized Development Projects costs, of which $630.1 million was reclassified to property and equipment upon the opening of the Casino, $53.3 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and $30.9 million of debt issuance costs related to the Development Projects. The Company expects the $29.5 million of net proceeds from the Term Loan Facility held in the lender-controlled accounts at June 30, 2018 along with the $61.0 million of Term A Loan availability at June 30, 2018 is sufficient to meet the expected cost of completing the Development Projects.
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

Principal Debt Arrangements

Term Loan Facility

At June 30, 2018, the Term Loan Facility consisted of $7.25 million borrowings outstanding under the Term A Loan and $442.5 million outstanding (net of original issue discount) under the Term B Loan. Pursuant to the Term Loan Agreement, Montreign Operating drew down the Term A Loan in the amount of $9 million on May 31, 2018. Montreign Operating subsequently drew down the Term A Loan in the amounts of $8 million and $53 million on June 9, 2018 and July 23, 2018, respectively. At June 30, 2018, the interest rate on the Term A Loan was 6.98% and the interest rate on the Term B Loan was 10.34%. The proceeds of the Term Loan Facility are held in a lender-controlled account and may be used solely to pay the expenses of the Development Projects. The Company is currently repaying one percent of the original principal balance of the Term B Loan each year in quarterly payments of approximately $1.1 million, which began in June 2018. The Company will repay 2.5% of the original original principal amount of all Term A Loan Commitments on the Loan Closing Date, in quarterly payments of approximately $1.8 million for the first year, which began in June 2018 and quarterly payments of approximately $2.6 million thereafter. The Company repaid $1.8 million and $1.1 million on the Term A Loan and Term B Loan, respectively, in the three-month period ended June 30, 2018.

The Term Loan Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants. For example, the Project Parties are restricted from entering into advisory, management or consulting agreements with an affiliate of any Project Parties, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants.

The Term Loan Agreement further requires the Project Parties to satisfy certain financial covenants, including a maximum first lien leverage ratio, a minimum interest coverage ratio and mandatory prepayments from excess cash flow. The Project Parties are also prohibited from incurring, subject to certain adjustments, in excess of $10.5 million in capital expenditures (on a consolidated basis) in any fiscal year, which limit is not applicable to expenses related to the Casino and Entertainment Project and up to $25 million related to the Golf Course Project. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino, which is the date on which at least 95% of all rooms in the Casino hotel are open to the public. The financial covenant relating to mandatory prepayments will be measured beginning in the first fiscal year in which the Full Opening Date occurs. The Company currently expects that at least 95% of all hotel rooms at the Casino will be open to the public during the fourth quarter of 2018. At June 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. The “Full Opening Date” of the Casino is expected to occur in the fourth quarter of fiscal 2018.

Our affiliates may, from time to time, seek to purchase our outstanding Term B Loan through cash purchases in open market purchases, privately negotiated transactions or otherwise. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital and contractual restrictions. The amounts involved may be material.

Revolving Credit Facility

    At June 30, 2018, the Revolving Credit Facility consisted of $15 million of outstanding borrowings. The Company borrowed $2.0 million under the Revolving Credit Facility on June 29, 2018. At June 30, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.09%. The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Facility. At June 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Bangkok Bank Loan

At June 30, 2018, the Bangkok Bank Loan consisted of $16 million of outstanding borrowings. At June 30, 2018, the interest rate on the Bangkok Bank Loan was 8.34%. The Company also pays a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan multiplied by a rate equal to 1.50% per annum. Such commitment fee was payable on the last business day of each quarter beginning on March 31, 2018. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants that, among other things, restrict the ability of Empire and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. At June 30, 2018, the Company was in compliance with the covenant requirements of the Bangkok Bank Loan.

Equipment Loan Agreements

The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The original amount financed was approximately $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at June 30, 2018 totaled approximately $27.7 million. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

Kien Huat Subordinate Loan Agreement
On June 25, 2018, Kien Huat and the Company entered into the Kien Huat Subordinate Loan Agreement, providing for loans of up to $30 million. On July 5, 2018, the Company borrowed $5 million, less a $0.3 million commitment fee, and, on July 31, 2018, the Company borrowed an additional $5 million. The Company expects to borrow the two remaining installments of $10 million each on or about the scheduled installment dates of September September 4, 2018 and September 17, 2018, respectively. The Kien Huat Subordinate Loan is subordinate to the Bangkok Bank Loan. The proceeds of the Kien Huat Subordinate Loan may be used exclusively to make capital contributions to Montreign Operating. Montreign may use such funds for marketing and general corporate purposes (including the payment of debt service).
The Kien Huat Subordinate Loan bears interest at a rate of 12% per annum, compounded monthly, and will be payable monthly in arrears. Prior to the maturity of the Kien Huat Subordinate Loan, interest will not be required to be paid in cash and will be added to the outstanding principal of the Kien Huat Subordinate Loan and will thereafter be deemed to be part of the principal indebtedness due thereunder upon maturity. The Kien Huat Subordinate Loan may be repaid in full or in part at any time without premium or penalty.
The Kien Huat Subordinate Loan Agreement contains customary representations and warranties and affirmative covenants, including a restriction on the use of the proceeds of the Kien Huat Subordinate Loan as described above. Obligations under the Kien Huat Subordinate Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others: nonpayment of principal, interest or fees; breach of the affirmative covenants; and a default in payment of or acceleration of the Bangkok Bank Loan. Additionally, any future amendments to the Bangkok Bank Loan Agreement relating to default provisions thereunder, prepayment provisions or an increase of the maximum principal amount thereunder will be subject to Kien Huat’s prior written consent.

Other Factors Affecting Liquidity

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

On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of August 7, 2018, we had up to approximately $333.0 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures, working capital and for other general corporate purposes, including servicing debt obligations. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Contractual Obligations

The table below lists the payment commitments of the Company as of June 30, 2018.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$382,124	$8,250	$15,200	$16,200	$342,474
Golf Course Lease (b)	8,250	—	300	300	7,650
Entertainment Project Lease (c)	8,325	87	300	300	7,638
Term B Loan (d)	448,875	4,500	9,000	9,000	426,375
Term A Loan (e)	7,250	7,250	—		—
Equipment Loans (f)	27,682	15,583	12,099	—	—
Bangkok Bank Loan (g)	16,000	—	16,000	—	—
Operating leases (h)	4,307	2,389	1,918	—	—
Revolving Credit Facility (i)	15,000	—	—	15,000	—
Total	$917,813	$38,059	$54,817	$40,800	$784,137

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

(d)	The Term B Loan is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(e)	The Term A Loan is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(f)
Equipment loan payments, primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts exclude interest payments.

(g)	The Bangkok Bank Loan is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(h)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(i)	The Revolving Credit Facility is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

Off-balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We currently have invested a portion of the available proceeds from the Term B Loan in short-term commercial paper and U.S. Treasury Notes with maturities of less than one year. At June 30, 2018, these investments totaled approximately $7.0 million. The investment maturity dates approximate the dates upon which the proceeds will be used under the terms of the Term Loan Facility to fund the Development Projects. We believe the short-term nature of these investments limits our exposure to interest rate risk.

The interest rate on the Term B Loan entered into on January 24, 2017 contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. The Company had approximately $7.3 million of Term A Loans outstanding at June 30, 2018. The interest rate on the Term A Loan contains a variable component based on one-month LIBOR. The Company had $15.0 million outstanding under the Revolving Credit Facility at June 30, 2018. The interest rate on the Revolving Credit Facility Loans contains a variable component based on one-month LIBOR. In addition, the Company had $16.0 million of delayed draw term loans outstanding at June 30, 2018 under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017 contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at June 30, 2018, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $4.5 million for the next 12-month period.

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
We carried out an evaluation as of June 30, 2018 under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

10.1	Subordinate Loan Agreement, dated as of June 25, 2018, between Empire Resorts, Inc. and Kien Huat Realty III Limited
10.2	Form of Promissory Note to Kien Huat Realty III Limited
10.3
Amendment to Delayed Draw Term Loan Credit Agreement, dated as of June 25, 2018, among Empire Resorts, Inc., Bangkok Bank PCL, New York Branch ("Bangkok Bank"), and Monticello Raceway Management, Inc., as guarantor.

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

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	Date:	August 7, 2018

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Jamie Sanko
	Name:	Jamie Sanko
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
	Date:	August 7, 2018