Form 10-Q
period 2018-09-30
EMPIRE RESORTS INC
filed 2018-11-07
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 7, 2018, there were 32,717,491 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,390	$10,380
Restricted cash	502	693
Accounts receivable, net	10,843	1,273
Inventories	2,418	174
Prepaid expenses and other current assets	5,619	3,376
Total current assets	37,772	15,896
Property and equipment, net	659,737	26,863
Capitalized Development Projects costs	19,544	566,797
Restricted cash and investments for Development Projects	64,178	136,431
Intangible asset, net	46,794	51,000
Cash collateral for deposit bond	—	35,000
Other assets	3,307	251
Total assets	$831,332	$832,238
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$10,195	$2,686
Current portion of long-term debt	28,118	14,588
Accrued Development Projects costs	27,945	71,712
Accrued expenses and other current liabilities	33,941	7,320
Total current liabilities	100,199	96,306
Long-term loan, related party, net of debt issuance costs	20,064	—
Long-term debt, net of current portion	518,645	455,148
Other long-term liabilities	7,555	9,463
Total liabilities	646,463	560,917

Stockholders’ equity:
Preferred Stock, 5,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44 shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 32,717 and 32,560 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	327	326
Additional paid-in capital	577,736	572,342
Accumulated other comprehensive loss	(89)	(315)
Accumulated deficit	(393,105)	(301,032)
Total stockholders’ equity	184,869	271,321
Total liabilities and stockholders’ equity	$831,332	$832,238
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Gaming	$47,381	$17,833	$115,706	$46,956
Racing	1,368	1,438	3,926	4,161
Food and beverage	6,452	794	13,593	1,892
Room	2,826	—	5,285	—
Other	1,921	267	4,096	731
Gross revenues	59,948	20,332	142,606	53,740
Less: Promotional allowances	—	(1,619)	—	(3,072)
Net revenues	59,948	18,713	142,606	50,668
Operating costs and expenses:
Gaming	35,737	12,739	91,547	34,384
Racing	2,223	1,312	5,948	3,771
Food and beverage	7,526	1,136	17,108	3,174
Room	2,662	—	5,622	—
Other	43	54	154	215
Selling, general and administrative	19,754	4,730	44,787	14,158
Development Projects	452	5,196	12,084	13,881
Amortization of gaming license	1,577	—	4,206	—
Depreciation	7,864	390	20,325	1,115
Total operating costs and expenses	77,838	25,557	201,781	70,698
Loss from operations	(17,890)	(6,844)	(59,175)	(20,030)
Interest expense	(15,932)	(4,833)	(33,385)	(16,546)
Interest income	106	805	635	2,337
Loss before income taxes	(33,716)	(10,872)	(91,925)	(34,239)
Income tax provision	—	—	—	—
Net loss	(33,716)	(10,872)	(91,925)	(34,239)
Dividends on Preferred Stock	(32)	(32)	(96)	(96)
Net loss applicable to common stockholders	$(33,748)	$(10,904)	$(92,021)	$(34,335)

Weighted average common shares outstanding:
Basic	32,689	30,973	32,653	30,975
Diluted	32,689	30,973	32,653	30,975
Loss per common share:
Basic	$(1.03)	$(0.35)	$(2.82)	$(1.11)
Diluted	$(1.03)	$(0.35)	$(2.82)	$(1.11)

Comprehensive loss:

Net loss	$(33,716)	$(10,872)	$(91,925)	$(34,239)
Other comprehensive gain (loss):
Unrealized income (loss) on Interest Rate Cap	39	(99)	226	(489)
Comprehensive loss	$(33,677)	$(10,971)	$(91,699)	$(34,728)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)	Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in) operating activities:
Net loss	$(91,925)	$(34,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,325	1,115
Amortization of gaming license	4,206	—
Amortization of debt issuance costs	3,143	3,955
Net recovery of doubtful accounts	(17)	—
Non-cash interest expense	334	2,794
Loss on disposal of property and equipment	—	42
Stock-based compensation	2,042	2,213
Changes in operating assets and liabilities:
Accounts receivable	(9,553)	(138)
Inventories	(2,244)	(4)
Prepaid expenses and other current assets	(2,242)	601
Accounts payable	7,509	(195)
Accrued expenses and other current liabilities	26,087	170
Net cash used in operating activities	(42,335)	(23,686)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(932)	(1,823)
Capitalized Development Projects costs	(148,783)	(201,405)
Refund/(payment) of cash collateral for deposit bond	35,000	(20,000)
Net change in investments for Development Projects	94,450	(189,845)
Other	13	8
Net cash used in investing activities	(20,252)	(413,065)
Cash flows provided by (used in) financing activities:
Proceeds from Term B Loan, net of discount	—	441,871
Proceeds from Term A Loan	70,000	—
Proceeds from Revolving Credit Facility	15,000	—
Proceeds from related party long-term loan	20,000	—
Proceeds from related party equity contribution	—	32,000
Proceeds from Bangkok Bank Loan	2,000	—
Principal payments on Term Loan Facility	(5,750)	—
Principal payments on equipment loans	(7,038)	—
Series B Preferred Stock dividend payment	(96)	(96)
Proceeds from exercise of stock options and option matching rights	50	—
Payment of debt issuance costs and Interest Rate Cap fees	(598)	(22,878)
Other payments	(966)	(275)
Net cash provided by financing activities	92,602	450,622
Net increase in cash, cash equivalents and restricted cash	30,015	13,871
Cash, cash equivalents and restricted cash, beginning of period	53,055	38,474
Cash, cash equivalents and restricted cash, end of period	$83,070	$52,345
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,934	$27,710
Non-cash investing and financing activities:
Accrued Development Projects costs	$27,945	$75,291
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

Recent Events

Kien Huat 2018 Preferred Stock Commitment Letter
On November 6, 2018, the Company entered into a letter agreement (the “KH 2018 Preferred Stock Commitment Letter”) with Kien Huat Realty III Limited ("Kien Huat") pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the KH 2018 Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock, $0.01 par value per share (the "Series F Preferred Stock") of the Company on the terms set forth in the KH 2018 Preferred Stock Commitment Letter and in accordance with the terms of the Certificate of Designations of the Series F Preferred Stock, which the Company filed with the Secretary of State of the State of Delaware on November 5, 2018. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018, (ii) up to $20 million no earlier than February 15, 2019, (iii) up to $20 million no earlier than May 15, 2019, (iv) up to $15 million no earlier than August 15, 2019, (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the KH 2018 Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2018 and December 31, 2017 and for the three- and nine-month periods ended September 30, 2018 and September 30, 2017 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash generated from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and our expected results of operations of the Casino and the remaining Development Projects as they are completed,we believe that cash generated from operations and cash on hand, together with amounts available under our principal debt arrangements and the KH 2018 Preferred Stock Commitment Letter will be sufficient to meet the working capital requirements and the expected remaining costs of the Development Projects over the next 12 months. We cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Development Projects will be realized, or that future borrowings will be available under our existing debt arrangements or otherwise to enable us to service our indebtedness, make anticipated capital expenditures and satisfy working capital needs. As a result, we may need to raise additional capital or incur additional indebtedness, including by issuing securities from our Shelf Registration Statement (as defined below), which has a current availability of approximately $333 million, to finance our plans for growth and general corporate purposes. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 for a discussion of the risks related to our liquidity and capital structure.
Note B. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the accompanying consolidated financial statements for the 2017 period have been reclassified to conform to presentation in the 2018 period, most notably, amortization of debt issuance costs has been included within interest expense on the Condensed Consolidated Statement of Operations.
Revenue recognition
As described below, the Company adopted the provisions of new accounting standards and updates as codified in the Accounting Standards Codification (ASC) Topic 606 regarding revenue recognition. The Company adopted this guidance as of January 1, 2018 using the modified retrospective approach. Under the modified retrospective approach, amounts presented as of December 31, 2017 and for the three-month and nine-month periods ended September 30, 2017 have not been adjusted to reflect the impact of the ASC Topic 606. This approach does not significantly impact the comparability of the 2018 and 2017 amounts. The promotional allowances recorded in 2017 are no longer presented in 2018 under ASC Topic 606. The adoption of the provisions of ASC 606 resulted in an increase of $54,000 to both “Other accrued liabilities” and “Accumulated deficit” at January 1, 2018. These increases were exclusively the result of remeasuring the loyalty program liability from a deferred cost model to a deferred revenue model. This change only impacts MRMI, since the Casino did not commence operations until February 8, 2018.

The Company’s patron transactions primarily consist of gaming wagers, hotel room and food and beverage purchases. The transaction price for gaming wagers is the difference between gaming wins and losses, not the total amount wagered. The transaction price for hotel room and food and beverage purchases is the net amount collected from the patron for such goods and services. Hotel room and food and beverage goods and services have been determined to be separate, stand-alone transactions and the transaction price for such goods or services is recorded as revenue as they are transferred to the patron over the duration of the patron’s stay at the hotel or when the Company provides the food and beverage services. In the case of a hotel stay involving multiple days, the total transaction price of the stay is recognized on a straight-line basis. The Company collects advanced deposits from hotel patrons for future reservations representing obligations of the Company until the room stay is provided to the patron.

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

Complimentary food and beverage revenues, and complimentary room revenues for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
	(in thousands)		(in thousands)
Complimentary food and beverage revenues	$3,178	$212	$6,350	$487
Complimentary room revenues	1,378	—	2,328	—

The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s liability for its loyalty point performance obligations was $2.1 million and $0.3 million at September 30, 2018 and December 31, 2017, respectively. Loyalty points are generally earned and redeemed continuously over time.

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
The Company has several types of restricted cash accounts. These restrictions are in accordance with the NYSGC regulations. In addition, at September 30, 2018, the Company had restricted cash of $64.2 million from the proceeds of the Term Loan Facility (as defined below) held in the lender-controlled accounts pursuant to the Term Loan Facility.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$18,390	$10,380	$6,213	$11,012
Restricted cash	502	693	920	1,078
Restricted cash for Development Projects	64,178	41,982	45,212	26,384
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,070	$53,055	$52,345	$38,474

Restricted cash and investments for Development Projects
Restricted cash and investments for Development Projects represent the remaining funds from the Term Loan Facility to be utilized for the Development Projects. At September 30, 2018, restricted cash and investments for Development Projects of $64.2 million was comprised entirely of cash and cash equivalent balances. At December 31, 2017, restricted cash and investments for Development Projects of $136.4 million was comprised of cash and cash equivalent balances of approximately $42.0 million and short-term investments maturing within one year of approximately $94.5 million. At December 31, 2017, short-term investments were comprised of commercial paper of approximately $59.4 million and U. S. Treasury notes of approximately $35.1 million, all with maturities of less than one year. The short-term investments are recorded at amortized cost, which approximates fair value due to their short-term nature.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectibility of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectibility. The Company extends credit to certain gaming patrons upon completion of a credit application process. Gaming patrons are expected to repay gaming markers within a predetermined period of time, the Company also settles wagers for other racetracks and is exposed to credit risk. These amounts are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $154,000 and $171,000 at September 30, 2018 and December 31, 2017, respectively.
Capitalized Interest
Interest costs incurred in connection with the construction of the Casino and the Development Projects have been capitalized in the cost of the projects. Capitalization will cease when the Casino or the other Development projects are substantially complete or if development activity is suspended for an extended period of time.
The Company capitalized $0.3 million and $8.2 million of interest charges during the three-month periods ending September 30, 2018 and September 30, 2017, respectively, and $11.7 million and $17.6 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases of $7.5 million and $8.3 million at September 30, 2018 and December 31, 2017, respectively, is included in other long-term liabilities.
Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended September 30, 2018 and and 2017 were the same.
The following table shows the approximate number of common stock equivalents outstanding at September 30, 2018 and 2017 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three-month and nine-month periods ended September 30, 2018 and 2017, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	September 30, 2018	September 30, 2017
Unvested Restricted stock	37,000	149,000
Warrants	193,000	133,000
Restricted stock units ("RSUs")	154,000	55,000
Option Matching Rights	—	3,000
Options	11,000	15,000
Total	395,000	355,000

On August 19, 2009, the Company entered into an investment agreement (the "Investment Agreement") with Kien Huat, pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 200,000 options or warrants granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights.” The last remaining Option Matching Rights expired in July 2018.
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $287,000 at September 30, 2018 and $251,000 at December 31, 2017, and is presented at fair value as "Other Assets" on the Condensed Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss
As of September 30, 2018 and December 31, 2017, accumulated other comprehensive loss was $89,000 and $315,000, respectively, and consisted solely of the fair value adjustment relating to the Interest Rate Cap.
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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$18,390	$18,390	$10,380	$10,380	Level 1
Restricted cash	502	502	693	693	Level 1
Interest Rate Cap	287	287	251	251	Level 2
Restricted cash and investments for Development Projects:
Cash and cash equivalents	64,178	64,178	41,982	41,982	Level 1
Short-term investments	—	—	94,449	94,209	Level 2

Liabilities:
Term B Loan, net of discount	441,635	447,463	443,161	449,749	Level 2
Term A Loan	66,500	66,500	—	—	Level 2
Bangkok Bank Loan	18,000	18,000	16,000	16,000	Level 3
Revolving Credit Facility	15,000	15,000	—	—	Level 2
Related party loan, net of unamortized issuance costs	20,064	20,064	—	—	Level 3
Equipment loans	24,057	24,057	31,095	31,095	Level 3

Stock-based compensation
The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of September 30, 2018, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.
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

Note C. Prepaid Expenses and Other Assets

The Company participated in the New York State Empire Zones real estate tax credit program for over 10 years. Under this program, the Company receives a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received was reduced by 20% each year until the tax credit ended for the Company on December 31, 2017. For the year ended December 31, 2017, the Company will receive a 20% refund for real estate taxes paid, equal to $269,000 in Spring 2019.

The increases in prepaid real estate taxes, advertising, gaming expenses and security deposits are directly related to the opening of the Casino during the current nine-month period. Included in prepaid gaming expenses are $863,000 of annual slot machine and table gaming license fees at the Casino, which are amortized to expense on a straight-line basis.

Prepaid expenses and other current assets, as presented on the balance sheet, are comprised of the following at September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
	(in thousands)
Empire Zones real estate tax credit	$269	$814
Prepaid real estate taxes	1,082	443
Prepaid insurance	312	327
Prepaid advertising	160	—
Prepaid gaming expenses	1,039	74
Prepaid maintenance contracts	931	476
Development escrow and refundable security deposit	987	780
Prepaid other	839	462
Total prepaid expenses and other current assets	$5,619	$3,376

Note D. Property and Equipment
Property and equipment at September 30, 2018 and December 31, 2017 consists of the following:

	9/30/2018	12/31/2017
	(in thousands)
Land	$770	$770
Land improvements	2,110	1,759
Buildings	579,203	4,727
Building improvements	76,740	29,874
Furniture, fixtures and equipment	35,483	5,551
Construction in Progress	1,651	77
	695,957	42,758
Less: Accumulated depreciation	(36,220)	(15,895)
	$659,737	$26,863
The $653.2 million increase in property and equipment was primarily due to the reclassification of capitalized Project Development costs to buildings, building improvements and furniture, fixtures and equipment during the nine-month period ended September 30, 2018. At September 30, 2018, $19.5 million remains classified as capitalized Project Development costs reflecting the ongoing construction of the Development Projects.
Depreciation expense was approximately $7.9 million and $0.4 million for the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $20.3 million and $1.1 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

The VGMs at Monticello Casino and Raceway are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs
At September 30, 2018 and December 31, 2017, total Capitalized Project Development costs incurred were approximately $19.5 million and $566.8 million, respectively. Total Capitalized Development Project costs at September 30, 2018 consisted of $17.4 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $2.1 million of professional service fees including legal and accounting fees. Total Capitalized Project Development costs at December 31, 2017 consisted of $560.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $6.6 million of professional service fees, including legal and accounting fees, and is reflected on the balance sheet as Capitalized Development Project costs. The Casino opened for business on February 8, 2018, after receiving an operating certificate from the NYSGC.
ERREI entered into a standard contractor agreement with normal and customary terms with Petillo, Inc., related to the construction of the Golf Course Project, at a cost of approximately $21.2 million. The Company began construction in September 2018 and anticipates the Golf Course will be open for play during Summer 2019.
Cash Collateral for Deposit Bond
In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guarantee the completion of the Development Projects. On December 28, 2017, the Company notified the NYSGC that it had expended 85% of the Company's required minimum capital investment in the Development Projects. On January 4, 2018, the NYSGC notified the Company that it had confirmed that such minimum capital investment criteria as required by the Gaming Act had been met and the funds returned to the Company were deposited into a lender-controlled account for use towards Development Projects expenses.
Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at September 30, 2018 and December 31, 2017 were $27.9 million and $71.7 million, respectively, and were primarily comprised of amounts due to the construction managers for costs incurred for the Development Projects, as well as amounts due to the architect and other vendors. The proceeds from the Term Loan Facility will be used to pay the accrued Development Project costs.
Accrued expenses and other current liabilities, as presented on the condensed consolidated balance sheet, are comprised of the following at September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
	(in thousands)
Liability for horseracing purses	$1,164	$886
Accrued payroll	5,494	1,715
Deferred revenue - loyalty points	2,065	271
Liability to the NYSGC	2,836	1,507
Liability for local progressive jackpot	2,452	1,110
Accrued premium game leases	880	—
Accrued professional fees	2,136	744
Accrued interest expense	9,279	14
Accrued utilities	792	81
Accrued other	6,843	992
Total accrued expenses and other current liabilities	$33,941	$7,320

The increase in deferred revenue - loyalty points at September 30, 2018 of $1.8 million primarily reflects the increase in deferred revenues due to the increase in loyalty points earned by new customers as a result of the Casino opening. The liability to the NYSGC represents the amounts payable for taxes assessed by the NYSGC from gaming operations at the Company's facilities. The liability for local progressive jackpot represents the liability the Casino and the Monticello Casino and Raceway has incurred for all progressive jackpot games at each period ending date. Accrued premium game leases represent accruals for short-term slot machine leases for certain popular games.
Note G. Long-Term Debt
Long-term debt, other than Related Party debt, consisted of the following at September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
	(in thousands)
Term B Loan (stated amount less unamortized discount)	$441,635	$443,161
Term A Loan	66,500	—
Bangkok Bank Loan	18,000	16,000
Revolving Credit Facility	15,000	—
Equipment Loans	24,057	31,095
Total long-term debt	565,192	490,256
Debt issuance costs	(18,429)	(20,520)
Total long-term debt, net	546,763	469,736
Less: Current portion of long-term debt	(28,118)	(14,588)
Long term-debt, net of current portion	$518,645	$455,148

Term Loan Facility
At September 30, 2018, Montreign Operating's senior secured term loan facility (the "Term Loan Facility") consisted of $66.5 million outstanding under the Term A loan (the "Term A Loan") and $441.6 million outstanding (net of original issue discount) under the Term B loan (the "Term B Loan"). Pursuant to the Building Term Loan Agreement (as amended, the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent, the Term A Loan is fully drawn in accordance with the Term Loan Agreement, which required the Company to complete the draw down of the Term A Loan by July 24, 2018. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At September 30, 2018, the interest rate on the Term A Loan was 7.35%. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At September 30, 2018, the interest rate on the Term B Loan was 10.59%. In addition, Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018.

The Company is currently required to make principal payments under the Term B Loan and the Term A Loan at the end of each calendar quarter, which began with the period ended June 30, 2018. The Company repays 1% of the original principal balance of the Term B Loan each year, in quarterly payments of approximately $1.1 million. The Company currently repays 2.5% of the original principal amount of the Term A Loan, in quarterly payments of approximately $1.8 million for the period ending March 31, 2019, and quarterly installments of approximately $2.6 million thereafter. The Company repaid approximately $3.5 million and $2.3 million on the Term A Loan and Term B Loan, respectively, in the nine-month period ended September 30, 2018.

The net proceeds from the Term A Loan and the Term B Loan, which are discussed below, were deposited into a lender controlled account.

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

In addition, the Term Loan Agreement requires us to satisfy certain financial covenants, including a maximum first lien leverage ratio, a minimum interest coverage ratio and a limitation on the maximum permissible capital expenditures by the Project Parties. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino, which is the date on which at least 95% of all rooms in the hotel are open to the public. The Company anticipates that at least 95% of the hotel rooms will be ready to be occupied during the late forth quarter of 2018. As of September 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Mandatory prepayments of the Term Loan Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights.
Revolving Credit Facility
At September 30, 2018, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At September 30, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.34%.

The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of September 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.
Bangkok Bank Loan
At September 30, 2018, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $18 million of outstanding borrowings and availability of $2 million pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor. On November 7, 2018, the Company borrowed the remaining $2 million under the Bank of Bangkok Loan Agreement.

The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At September 30, 2018, the interest rate on the Bangkok Bank Loan was 8.49%. In addition, the Company pays a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. Such commitment fee is paid on the last business day of each quarter and commenced on March 31, 2018.

The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.

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

In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. The Company is in compliance with the covenant requirements as of September 30, 2018.
Equipment Loans
The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The original amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at September 30, 2018 totaled approximately $24.1 million. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly principal repayments is approximately $1.0 million.

The following table lists the annual principal repayments due for the Company's long term debt as of September 30, 2018:

Year ending December 31,	Totals
(in thousands)
2018	$7,711
2019	44,841
2020	20,690
2021	15,815
2022	30,000
2023	452,250
Totals	$571,307

Note H. Long-Term Loans, Related Party
Kien Huat Subordinate Loan Agreement
On June 25, 2018, Kien Huat and the Company entered into a loan agreement (the “Kien Huat Subordinate Loan Agreement”), providing for loans of up to $30 million (the “Kien Huat Subordinate Loan”). The Kien Huat Subordinate Loan is subordinate to the Bangkok Bank Loan. The proceeds of the Kien Huat Subordinate Loan may be used exclusively to make capital contributions to Montreign Operating. Montreign may use such funds for marketing and general corporate purposes (including the payment of debt service). All amounts due under the Kien Huat Subordinate Loan will mature on December 28, 2020, which date may be extended for additional one-year periods if the Bangkok Bank Loan is similarly extended or accelerated in the event the Bangkok Bank Loan is accelerated. The maturity of the Kien Huat Subordinate Loan may also be extended for up to one year at the sole discretion of Kien Huat. At September 30, 2018, $20 million was outstanding under the Kien Huat Subordinate Loan and an additional $10 million was advanced on October 16, 2018. The Company paid Kien Huat a commitment fee of $300,000 (or 1% of the principal amount) out of the proceeds of the first advance.
The Kien Huat Subordinate Loan bears interest at a rate of 12% per annum, compounded monthly, and will be payable at maturity. Prior to the maturity of the Kien Huat Subordinate Loan, interest will not be required to be paid in cash and will be added to the outstanding principal of the Kien Huat Subordinate Loan and will thereafter be deemed to be part of the principal indebtedness due thereunder upon maturity. The Kien Huat Subordinate Loan may be repaid in full or in part at any time without premium or penalty.

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

Kien Huat Backstop Loan Agreement
On December 28, 2017, Empire and Kien Huat entered into a loan agreement (the "Kien Huat Backstop Loan Agreement"), providing for loans to Empire in an aggregate principal amount of up to $20 million. Any amounts borrowed pursuant to the Kien Huat Backstop Loan Agreement will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the maturity date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated. At September 30, 2018, there were no outstanding borrowings pursuant to the Kien Huat Backstop Loan Agreement.

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
Preferred Stock and Dividends

Series B Preferred Stock
The Company paid dividends, required by the terms of the Series B Preferred Stock, during 2017 and 2018 as follows: on April 2, 2018, July 2, 2018 and October 1, 2018, quarterly payments in the amount of $32,087 were made for the first three quarters of 2018. For the 2017 fiscal year, quarterly payments in the amount of $32,087 were made on April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018.

Series F Preferred Stock
On November 5, 2018, the Company filed a certificate of designations for the Series F Preferred Stock with the Secretary of State of the State of Delaware. In addition, on November 6, 2018, the Company entered into the KH 2018 Preferred Stock Commitment Letter pursuant to which Kien Huat agreed to purchase up to $126 million of the Series F Preferred Stock on the terms set forth therein. See Note K for further information concerning the KH 2018 Preferred Stock Commitment Letter.

Note J. Concentration

As of September 30, 2018, the Company had no receivable which represented more than 10.0% of the total net outstanding accounts receivable.

As of December 31, 2017, the Company had one debtor, Hawthorne OTB, which represented 13.0% of the total net outstanding accounts receivable.

Note K. Related Party Transactions
Kien Huat 2018 Preferred Stock Commitment Letter
On November 6, 2018, the Company entered into the KH 2018 Preferred Stock Commitment Letter, pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the KH 2018 Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million of Series F Preferred Stock on the terms set forth in the KH 2018 Preferred Stock Commitment Letter and the Certificate of Designations of the Series F Preferred Stock, which the Company filed with the Secretary of State of the State of Delaware on November 5, 2018. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018, (ii) up to $20 million no earlier than February 15, 2019, (iii) up to $20 million no earlier than May 15, 2019, (iv) up to $15 million no earlier than August 15, 2019, (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the KH 2018 Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.
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
Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in the Entertainment Project or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with online gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement. The Company recorded an expense of approximately $494,000 and $1.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, reflecting the fee payable pursuant to the RWS License Agreement.

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

Operating Leases
The following table represents the minimum lease payments under the Company's operating leases at September 30, 2018:

Year ending December 31,	Total Payments
(in thousands)
2018	$2,559
2019	9,291
2020	8,948
2021	8,489
2022	8,400
2023 to 2056	361,849
Total	$399,536

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

The following table represents the fixed rent payments under the Casino Lease at September 30, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$1,875
2019 (2)	7,500
2020 (2)	7,500
2021 (2)	8,000
2022 (2)	8,100
2023 to 2056 (2)	346,524

(1)	From March 1, 2017 through August 31, 2018, fixed rent was $1 million per month.

(2)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent is $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

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

The following table represents the future fixed rent payments under the Golf Course Lease at September 30, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1)	$0
2019 (1) (2)	63
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,633

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Summer 2019 (the “Golf Course Opening Date”), fixed rent payments will equal $0.

(2)	From the Golf Course Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From August 2029 through the remainder of the term of the Golf Course Lease, fixed rent will equal $250,000 per year.

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

The following table represents the future fixed rent payments under the Entertainment Project Lease at September 30, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2018 (1) (2)	$0
2019(2)	150
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 to 2056 (2) (3)	7,675

(1)
From the date the Entertainment Project Lease commenced (the “Entertainment Project Lease Commencement Date”) and until the date on which the Entertainment Project opens for business, which is expected to be at the end of December 2018 (the “Entertainment Project Opening Date”), fixed rent payments will equal $0.

(2)	From the Entertainment Project Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From January 2029 through the remainder of the term of the Entertainment Project Lease, fixed rent will equal $250,000 per year.

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
Note M. Subsequent Events
On October 16, 2018, the Company borrowed $10 million under the Kien Huat Subordinate Loan Agreement. See Note H for a discussion of the terms of the Kien Huat Subordinate Loan Agreement.
On November 5, 2018, the Company filed a certificate of designations for the Series F Preferred Stock with the Secretary of State of the State of Delaware.
On November 6, 2018, the Company entered into the KH 2018 Preferred Stock Commitment Letter pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the KH 2018 Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million of Series F Preferred Stock on the terms set forth in the KH 2018 Preferred Stock Commitment Letter and the Certificate of Designations of the Series F Preferred Stock. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018, (ii) up to $20 million no earlier than February 15, 2019, (iii) up to $20 million no earlier than May 15, 2019, (iv) up to $15 million no earlier than August 15, 2019, (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not be used to reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the KH 2018 Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.

    On November 7, 2018, the Company borrowed the remaining $2 million under the Bangkok Bank Loan Agreement. See Note G for a discussion of the terms of the Bangkok Bank Loan Agreement.

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
Our indirect wholly-owned subsidiary, Montreign Operating, doing business as Resorts World Catskills, owns and operates Resorts World Catskills, a casino which opened to the public on February 8, 2018. The Casino is located in Sullivan County, New York approximately 90 miles from New York City. Montreign Operating is the sole holder of a Gaming Facility License issued by the NYSGC in the Hudson Valley-Catskill region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State.
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
Recent Events

Kien Huat 2018 Preferred Stock Commitment Letter
On November 6, 2018, the Company entered into the KH 2018 Preferred Stock Commitment Letter pursuant to which Kien Huat committed to provide equity financing it support the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the KH 2018 Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million of Series F Preferred Stock on the terms set forth in the KH 2018 Preferred Stock Commitment Letter and the Certificate of Designations of the Series F Preferred Stock, which the Company filed with the Secretary of State of the State of Delaware on November 5, 2018. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018, (ii) up to $20 million no earlier than February 15, 2019, (iii) up to $20 million no earlier than May 15, 2019, (iv) up to $15 million no earlier than August 15, 2019, (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the KH 2018 Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.

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

Results of Operations - Three months ended September 30, 2018 Compared to Three Months ended September 30, 2017

The following table highlights the various sources of revenues and expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Percent Change
	(in thousands, except percentages)
Gaming revenues	$47,381	$17,833	165.7%
Gaming expenses	35,737	12,739	180.5%

Racing revenues	1,368	1,438	(4.9)%
Racing expenses	2,223	1,312	69.4%

Food and beverage revenues	6,452	794	712.6%
Food and beverage expenses	7,526	1,136	562.5%

Room revenues	2,826	—	n/m
Room expenses	2,662	—	n/m

Other revenues	1,921	267	619.5%
Other expenses	43	54	(20.4)%

Selling, general and administrative expenses	19,754	4,730	317.6%

Development Projects expenses	452	5,196	(91.3)%
Gaming Revenues and Expenses
Gaming revenues increased $29.5 million, or 165.7%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from $17.8 million to $47.4 million. The increase in gaming revenues was primarily due to revenues generated by the Casino, which generated $43.0 million in gross gaming revenue. Monticello Casino and Raceway generated $8.7 million in gross gaming revenue for the three-month period ended September 30, 2018 as compared to $17.8 million for the three-month period ended September 30, 2017. The decrease in gaming revenue at Monticello Casino and Raceway was primarily due to a decrease in volume relating to the opening of the Casino.
Gaming expenses increased $23.0 million, or 180.5%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from $12.7 million to $35.7 million. The increase in gaming expenses was primarily due to expenses generated by the Casino, which includes gaming taxes and payroll expenses, offset by an increase in the commission rate earned by the Company at operations at Monticello Casino and Raceway. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.
Racing Revenues and Expenses
Racing revenues decreased approximately $70,000, or 4.9%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017. The decrease in racing revenues is due to a decrease in racing simulcast revenues as compared to the three-month period ended September 30, 2017. Racing expenses increased $0.9 million, or 69.4%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from $1.3 million to $2.2 million. The increase is due to larger purse contributions and higher fees required by New York State.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $5.7 million, or 712.6%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from approximately $0.8 million to $6.5 million due to the opening of the new food venues at the Casino. Food and beverage expenses increased $6.4 million, or 562.5% for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from $1.1 million to $7.5 million. The increase was primarily due to the opening of the Casino and its attendant additional food venues, which increased costs for food, beverage and supplies, as well as payroll expense.

Room Revenues and Expenses
The Casino generated approximately $2.8 million in room revenue for the three-month period ended September 30, 2018 due to the Casino opening. We incurred room expenses of approximately $2.7 million, which is primarily due to payroll and benefit expenses.
Other Revenues and Expenses
Other revenues are primarily due to ATM revenues at the Casino, as well as retail sales and commissions from the sale of lottery tickets. Other revenues increased by approximately $1.7 million, or 619.5%, during the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from approximately $0.3 million to approximately $1.9 million, primarily due to an increase in ATM revenues along with the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $11,000, or 20.4%, during the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017, from approximately $54,000 to approximately $43,000 due to the reduction of staffing at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $15.0 million, or 317.6%, for the three-month period ended September 30, 2018 as compared to the three-month ended September 30, 2017, from $4.7 million to $19.8 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and a branding fee, all relating to the Casino.
Development Projects Expenses
Development Projects expenses decreased by $4.7 million, or 91.3% for the three-month period ending September 30, 2018 as compared to the three-month period ended September 30, 2017, from $5.2 million to $0.4 million. The decrease was primarily due to the Casino opening. Costs associated with the Casino will cease to be capitalized upon the complete opening of the Casino. At September 30, 2018, the Casino is open, however the penthouse suites at the Casino are still under construction and are expected to be complete in December 2018. The Company is also currently constructing the Entertainment Project hotel and recently began construction of the Golf Course Project. Costs associated with these Projects are primarily capitalized and are included in Capitalized Development Projects Costs on the Balance Sheet.

Results of Operations - Nine months ended September 30, 2018 Compared to Nine Months ended September 30, 2017

The following table highlights the various sources of revenues and expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (in thousands, except percentages):

	Nine Months Ended
	September 30, 2018	September 30, 2017	Percent Change
	(in thousands, except percentages)
Gaming revenues	$115,706	$46,956	146.4%
Gaming expenses	91,547	34,384	166.2%

Racing revenues	3,926	4,161	(5.6)%
Racing expenses	5,948	3,771	57.7%

Food and beverage revenues	13,593	1,892	618.4%
Food and beverage expenses	17,108	3,174	439.0%

Room revenues	5,285	—	n/m
Room expenses	5,622	—	n/m

Other revenues	4,096	731	460.3%
Other expenses	154	215	(28.4)%

Selling, general and administrative expenses	44,787	14,158	216.3%

Development Projects expenses	12,084	13,881	(12.9)%

Gaming Revenues and Expenses
Gaming revenues increased $68.8 million, or 146.4%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $47.0 million to $115.7 million. The increase in gaming revenues was primarily due to the opening of the Casino in February 2018, which generated $98.0 million in gross gaming revenue. Monticello Casino and Raceway generated $17.8 million in gross gaming revenue for the nine-month period ended September 30, 2018 as compared to $47.0 million for the nine-month period ended September 30, 2017. The decrease in gaming revenue at Monticello Casino and Raceway was primarily due to a decrease in volume due to the opening of the Casino, as well as unfavorable weather during the first quarter.
Gaming expenses increased $57.2 million, or 166.2%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $34.4 million to $91.5 million. The increase in gaming expenses was primarily due to the Casino opening, which includes gaming taxes and payroll expenses, offset by an increase in the commission rate earned by the Company at operations at Monticello Casino and Raceway. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.
Racing Revenues and Expenses
Racing revenues decreased approximately $0.2 million, or 5.6%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $4.2 million to $3.9 million. The decrease in racing revenues is due to a decrease in racing simulcast revenues as compared to the nine-month period ended September 30, 2017. Racing expenses increased $2.2 million, or 57.7%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $3.8 million to $5.9 million. The increase is due to larger purse contributions and higher fees required by New York State.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $11.7 million, or 618.4%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from approximately $1.9 million to $13.6 million due to the opening of the new food venues at the Casino. Food and beverage expenses increased $13.9 million, or 439.0% for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $3.2 million to $17.1 million. The increase was primarily due to the opening of the Casino and its additional food venues, which increased costs for food, beverage and supplies, as well as payroll related expenses.
Room Revenues and Expenses
The Casino generated approximately $5.3 million in room revenue for the nine-month period ended September 30, 2018 due to the Casino opening. We incurred room expenses of approximately $5.6 million, which is primarily due to payroll and benefit expenses relating to the Casino opening.
Other Revenues and Expenses
The increase in other revenues is primarily due to ATM revenues generated by the Casino, as well as retail revenues and commissions from the sale of lottery tickets. Other revenues increased by approximately $3.4 million, or 460.3%, during the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from approximately $0.7 million to approximately $4.1 million, primarily due to an increase in ATM revenues along with the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $61,000, or 28.4%, during the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from approximately $215,000 to approximately $154,000 due to the reduction of staffing at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $30.6 million, or 216.3%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $14.2 million to $44.8 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and a branding fee, all relating to the Casino opening.
Development Projects Expenses
Development Projects expenses decreased by $1.8 million or 12.9% for the nine-month period ending September 30, 2018 as compared to the nine-month period ended September 30, 2017, from $13.9 million to $12.1 million. The decrease was primarily due to decreased payroll and benefits for Casino employees and management staffing prior to Casino opening, as well as marketing and advertising expenses in preparation for the Casino opening. Costs associated with the Casino will cease to be capitalized upon the complete opening of the Casino, which is expected to occur in December 2018.
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash generated from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Based on our current level of operations and our expected results of operations of the Casino and the remaining Development Projects as they are completed, we believe that cash generated from operations and cash on hand, together with amounts available under our principal debt arrangements and the KH 2018 Preferred Stock Commitment Letter, will be sufficient to meet the working capital requirements and the expected remaining costs of the Development Projects over the next 12 months. We cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings from the Development Projects will be realized, or that future borrowings will be available under our existing debt arrangements or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures. As a result, we may need to raise additional capital or incur additional indebtedness, including by issuing securities from our Shelf Registration Statement (as defined below), which has a current availability of approximately $333 million, to finance our plans for growth and general corporate purposes. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 for a discussion of the risks related to our liquidity and capital structure.
Cash Flows

Net cash used in operating activities was approximately $42.3 million during the nine-month period ended September 30, 2018. Net cash used in operating activities was $23.7 million during the nine-month period ended September 30, 2017. We continue to generate net losses due to the expenses we incurred related to the Casino and the Development Projects prior to the opening of the Casino. We incurred $12.1 million and $13.9 million of Development Projects costs during the nine-month periods ended September 30, 2018 and 2017, respectively. Our operating cash flows during the nine-month period ended September 30, 2017 were negatively impacted by severe weather during the period resulting in a reduction in revenues. The decrease in cash flow for the nine-month period ended September 30, 2018 was primarily due to the impact of the net loss for the period along with the increase in accounts receivable and prepaid expenses associated with the Casino opening. Cash flows for the current year may not be indicative of future results due to the timing of the Casino opening, a lack of full amenities and delayed marketing expenditures for the Casino.

The Casino opened to the public in February 2018 with limited amenities. Additional amenities were added to the Casino during the nine-month period ended September 30, 2018. The Entertainment Project is expected to be completed in December 2018 and the Golf Course is expected to open in Summer 2019. Moreover, Resorts World Catskills opened during the winter season, which is historically a season of lower visitation to casinos. As a result, the Company’s expenditures on marketing the Casino were lower during the first six months in 2018. The Company used a portion of the proceeds of the Kien Huat Subordinate Loan to expand the marketing activity during the three-month period ended September 30, 2018, when gaming patrons were more likely to visit the Casino. As a result, net revenues increased from $49.1 million to $59.9 million for the three-month periods ending June 30, 2018 and September 30, 2018, respectively.

Net cash used in investing activities was approximately $20.3 million and $413.1 million during the nine-month periods ended September 30, 2018 and 2017, respectively. The decrease in net cash used for the nine-month period ended September 30, 2018 as compared to 2017 was due primarily to the reduction in investments of unused loan proceeds in 2018. The Company incurred $148.8 million of costs for the Capitalized Development Projects during the nine-month period ended September 30, 2018. Development Projects costs were funded by $129.5 million of proceeds of the Term Loan Facility held in lender-controlled accounts. At September 30, 2018, our total assets included approximately $64.2 million of remaining net proceeds available from the Term Loan Facility, which are presented on the condensed consolidated balance sheet as a non-current asset (restricted cash and investments for Development Projects). The proceeds of the Term Loan Facility may be used solely to pay for costs relating to the Development Projects. During the nine-month period ended September 30, 2017, the Company invested $189.8 million of proceeds from the Term Loan Facility in restricted investments for the Development Projects and incurred $201.4 million of Capitalized Development Project costs. During the nine-month period ended September 30, 2017, the Company also made a $20.0 million payment for a cash performance bond as required for the Casino.

Net cash provided by financing activities was approximately $92.6 million and $450.6 million during the nine-month periods ended September 30, 2018 and 2017, respectively. Approximately $15.0 million was borrowed under the Revolving Credit Facility, $2.0 million was borrowed under the Bangkok Bank Loan Agreement and the Company borrowed an additional $70.0 million of Term A Loans during the nine-month period ended September 30, 2018. The Company also received $20.0 million under the Kien Huat Subordinate Loan Agreement. The Company repaid $7.0 million of equipment loans and an additional $5.8 million of Term A and Term B Loans during the nine-month period ended September 30, 2018. At September 30, 2018, the Company had $24.1 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. During the nine-month period ended September 30, 2018, restricted stock grants of certain executives vested, resulting in $1.0 million of income tax withholding taxes paid by the Company in exchange for the surrender of a portion of the vested shares. Approximately $441.9 million of net proceeds were borrowed pursuant to the Term Loan Facility and an additional $32.0 million was borrowed pursuant to the then-outstanding Kien Huat Montreign Loan during the nine-month period ended September 30, 2017.
Development Projects Expenditures
The Company expects that upon completion, the Development Projects will have cost approximately $925 million, which includes $762 million of anticipated costs for construction of the Development Projects and contingency, $68 million for interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company began construction of the Entertainment Project in March 2018, after signing a guaranteed maximum price agreement of $32.7 million with its construction manager. The Company recently signed a contractor agreement for the Golf Course for a total cost of approximately $21.2 million.
As of September 30, 2018, the Company had incurred an aggregate total of $854.1 million related to the Development Projects. This included $691.5 million of capitalized Development Projects costs, of which $630.1 million was reclassified to property and equipment upon the opening of the Casino, $67.6 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and $44.0 million of debt issuance costs related to the Development Projects. The Company expects the $64.2 million of net proceeds from the Term Loan Facility held in the lender-controlled accounts at September 30, 2018 will be sufficient to meet the expected cost of completing the Development Projects.
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

Principal Debt Arrangements

Term Loan Facility

At September 30, 2018, the Term Loan Facility consisted of $66.5 million borrowings outstanding under the Term A Loan and $441.6 million outstanding (net of original issue discount) under the Term B Loan. At September 30, 2018, the interest rate on the Term A Loan was 7.35% and the interest rate on the Term B Loan was 10.59%. The proceeds of the Term Loan Facility are held in a lender-controlled account and may be used solely to pay the expenses of the Development Projects. The Company is currently repaying 1% of the original principal balance of the Term B Loan each year in quarterly payments of approximately $1.1 million, which began in June 2018. The Company will repay 2.5% of the original principal amount of all Term A Loan Commitments on January 24, 2017, in quarterly payments of approximately $1.8 million through March 31, 2019 and quarterly payments of approximately $2.6 million thereafter. The Company repaid $3.5 million and $2.3 million on the Term A Loan and Term B Loan, respectively, in the nine-month period ended September 30, 2018.

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

The Term Loan Agreement further requires the Project Parties to satisfy certain financial covenants, including a maximum first lien leverage ratio, a minimum interest coverage ratio and mandatory prepayments from excess cash flow. The Project Parties are also prohibited from incurring, subject to certain adjustments, in excess of $10.5 million in capital expenditures (on a consolidated basis) in any fiscal year, which limit is not applicable to expenses related to the Casino and Entertainment Project and up to $25 million related to the Golf Course Project. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino, which is the date on which at least 95% of all rooms in the Casino hotel are open to the public. The financial covenant relating to mandatory prepayments will be measured beginning in the first fiscal year in which the Full Opening Date occurs. The Company currently expects that at least 95% of all hotel rooms at the Casino will be open to the public during the fourth quarter of 2018. At September 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

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

Revolving Credit Facility

    At September 30, 2018, the Revolving Credit Facility consisted of $15 million of outstanding borrowings. At September 30, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.33%. The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Facility. At September 30, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Bangkok Bank Loan

At September 30, 2018, the Bangkok Bank Loan consisted of $18 million of outstanding borrowings and an additional $2 million was available for borrowing. On November 7, 2018, the Company borrowed the remaining $2 million under the Bangkok Bank Loan Agreement. At September 30, 2018, the interest rate on the Bangkok Bank Loan was 8.49%. The Company also pays a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan multiplied by a rate equal to 1.50% per annum. Such commitment fee was payable on the last business day of each quarter beginning on March 31, 2018. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants that, among other things, restrict the ability of Empire and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018.The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. At September 30, 2018, the Company was in compliance with the covenant requirements of the Bangkok Bank Loan.

Equipment Loan Agreements

The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The original amount financed was approximately $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at September 30, 2018 totaled approximately $24.1 million. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

Kien Huat Subordinate Loan Agreement
On June 25, 2018, Kien Huat and the Company entered into the Kien Huat Subordinate Loan Agreement, providing for loans of up to $30 million. At September 30, 2018, $20 million was outstanding under the agreement. The Company borrowed an additional $10 million on October 16, 2018. The Kien Huat Subordinate Loan is subordinate to the Bangkok Bank Loan. The proceeds of the Kien Huat Subordinate Loan may be used exclusively to make capital contributions to Montreign Operating. Montreign may use such funds for marketing and general corporate purposes (including the payment of debt service).
The Kien Huat Subordinate Loan bears interest at a rate of 12% per annum, compounded monthly, and will be payable at maturity. Prior to the maturity of the Kien Huat Subordinate Loan, interest will not be required to be paid in cash and will be added to the outstanding principal of the Kien Huat Subordinate Loan and will thereafter be deemed to be part of the principal indebtedness due thereunder upon maturity. The Kien Huat Subordinate Loan may be repaid in full or in part at any time without premium or penalty.
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

On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. As of November 7, 2018, we had up to approximately $333 million available for future issuances under the Shelf Registration Statement. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, capital expenditures, working capital and for other general corporate purposes, including servicing debt obligations. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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

Contractual Obligations

The table below lists the payment commitments of the Company as of September 30, 2018.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$379,499	$7,500	$15,350	$16,200	$340,449
Golf Course Lease (b)	8,146	25	300	300	7,521
Entertainment Project Lease (c)	8,292	113	300	300	7,579
Term B Loan (d)	447,750	4,500	9,000	9,000	425,250
Term A Loan (e)	66,500	8,750	21,000	21,000	15,750
Equipment Loans (f)	24,945	15,193	9,752	—	—
Bangkok Bank Loan (g)	18,000	—	18,000	—	—
Operating leases (h)	3,599	1,972	1,627	—	—
Revolving Credit Facility (i)	15,000	—	—	15,000	—
Kien Huat Subordinate Loan (j)	20,000	—	20,000	—	—
Total	$991,731	$38,053	$95,329	$61,800	$796,549

(a)
Annual fixed rent payments under the Casino Lease are as follows: (i) beginning March 2017 through August 2018, payments of $1 million per month; (ii) beginning September 2018, payments of $625,000 per month escalating every five years by 8% through the end of the lease term.

(b)
Annual fixed rent payments under the Golf Course Lease are as follows: (i) $0 prior to the date the golf course opens for business to the public (the “Golf Course Opening Date”), which is expected to be in Summer 2019; (ii) $150,000 for the first 10 years following the Golf Course Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

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

(f)
Equipment loan payments primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts exclude interest payments.

(g)	The Bangkok Bank Loan is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(h)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(i)	The Revolving Credit Facility is a variable rate instrument. Accordingly, the payments reflected above include only principal amounts.

(j)	The Kien Huat Subordinate Loan includes accrued cumulative compounded interest and matures on December 20, 2020.

Off-balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The interest rate on the Term B Loan entered into on January 24, 2017 contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. The Company had approximately $66.5 million of Term A Loans outstanding at September 30, 2018. The interest rate on the Term A Loan contains a variable component based on one-month LIBOR. The Company had $15.0 million outstanding under the Revolving Credit Facility at September 30, 2018. The interest rate on the Revolving Credit Facility Loans contains a variable component based on one-month LIBOR. In addition, the Company had $18.0 million of delayed draw term loans outstanding at September 30, 2018 under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017 contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at September 30, 2018, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $4.0 million for the next 12-month period.

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
We carried out an evaluation as of September 30, 2018 under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
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

On November 5, 2018, the Company filed a certificate of designations (the "Series F Certificate of Designations") for the Series F Preferred Stock with the Secretary of State of the State of Delaware. A copy of the Series F Certificate of Designations is attached as Exhibit 3.1 hereto and incorporated by referenced herein.

On November 6, 2018, the Company entered into the KH 2018 Preferred Stock Commitment Letter pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the KH 2018 Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million of Series F Preferred Stock on the terms set forth in the KH 2018 Preferred Stock Commitment Letter and the Certificate of Designations of the Series F Preferred Stock. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018, (ii) up to $20 million no earlier than February 15, 2019, (iii) up to $20 million no earlier than May 15, 2019, (iv) up to $15 million no earlier than August 15, 2019, (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the KH 2018 Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.

As previously reported in a Current Report on Form 8-K,dated January 3, 2018, on December 28, 2017, the Company entered into the Bangkok Bank Loan Agreement, as amended on June 25, 2018, with Bangkok Bank, as lender, and Monticello Raceway Management, Inc., the Company’s wholly-owned subsidiary, as guarantor. The Bangkok Bank Loan Agreement provides for loans to be made to the Company in an aggregate principal amount of up to $20 million. The Company previously drew down $16 million and $2 million on the Bangkok Bank Loan on December 28, 2017 and on August 30, 2018, respectively. On November 7, 2018, the Company drew down $2 million under the Bangkok Bank Loan at LIBOR plus 6.25%, for a total of $20 million drawn down under the Bangkok Bank Loan. The proceeds of the Bangkok Bank Loan are being used for general corporate purposes.

Item 6.	Exhibits.

3.1	Certificate of the Designations, Powers, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 5, 2018.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
101	Interactive Data File (XBRL).

SIGNATURES
In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	Date:	November 7, 2018

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Jamie M. Sanko
	Name:	Jamie M. Sanko
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
	Date:	November 7, 2018