Form 10-K
period 2018-12-31
EMPIRE RESORTS INC
filed 2019-03-15
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 29, 2018, was $71,753,062 based on the closing price of the registrant’s common stock on the NASDAQ Global Market.
As of March 14, 2019, there were 34,423,250 shares of the registrant’s common stock outstanding.
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
Overview
Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993 and, since that time, has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.
Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located at the approximately1,700-acre site of a four-season destination resort ("Destination Resort") in Sullivan County, New York, approximately 90 miles from New York City. The Destination Resort in which Resorts World Catskills is located also includes a 101-room lifestyle hotel ("The Alder") adjacent to the Casino. The Alder is owned and operated by Empire Resorts Real Estate II, LLC ("ERREII"), a wholly-owned subsidiary of Montreign Operating. Empire Resorts I, LLC ("ERREI"), which is a wholly-owned subsidiary of Montreign Operating, is developing a golf course (the "Golf Course Project" and, together with the Casino and The Alder, the "Development Projects") at the Destination Resort.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a video gaming machine ("VGM") and harness horseracing facility. The Company recently announced that VGM operations and food and beverage service at Monticello Casino and Raceway will cease on or about April 23, 2019. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

Gaming and Resort Operations
Resorts World Catskills
Resorts World Catskills is located in the Town of Thompson, New York which is located in the Catskill region of New York State. The Catskill region has historically been a resort area. The Casino includes an 18-story hotel, casino and entertainment complex featuring more than 2,150 slot machines and 150 live table games, a poker room and private gaming salons. The Casino also offers varied bar and restaurant experiences, which includes an Italian steakhouse created by celebrity chef Scott Conant, and year-round live entertainment at the 2,500-seat RW Epicenter, casino bars and lounges. The 332-room all-suite hotel includes 27 premium accommodations consisting of garden suites, penthouse suites and two-story villas, as well as the Crystal Life Spa, two indoor pools, and two fitness centers. The Destination Resort has a dedicated interchange off New York State Route 17 at Exit 106 that delivers guests directly into the Destination Resort. Our casino operations are overseen by the New York State Gaming Commission ("NYSGC"). Gaming at the Casino is permitted 24 hours a day and is limited to persons over the age of 21. Smoking is not permitted in the Casino.

The Alder
The Alder is a 101-room modern lifestyle hotel adjacent to Resorts Word Catskills. The Alder features an upscale cantina- style eatery, a Topgolf Swing Suite and a gift shop.

Amenities
Portions of the Casino opened to the public on February 8, 2018, and the Casino and its full complement of amenities were open to the public on January 1, 2019. The Alder opened to the public on January 1, 2019. Amenities at the Casino and The Alder include:

	Number of Guest Rooms and Suites	Approximate Square Footage	Slots	Gaming Tables
Casino	332 (1)	100,000 (2)	2,156	163 (4)
The Alder	101	69,500 (3)	—	—

(1) The Casino has 332 guest rooms and suites, which includes eight 1,000-1,200-square foot garden suites, seven 2,400-square foot two-story townhouse villas, and 12 penthouse-level suites.

(2) The Casino features a 100,000-square foot gaming floor, which includes a poker room, a VIP/high limit area located on the main gaming floor and a separate 4,000-square foot private gaming area containing private VIP gaming salons.

(3) The Alder is a 69,500-square foot building, which features an upscale cantina-style eatery, a Topgolf Swing Suite and a gift shop, as well as 101 guest rooms.

(4) Includes 144 house-banked games and 19 player-banked games.

Monticello Casino and Raceway
Monticello Casino and Raceway is a VGM and year-round harness horseracing facility. Monticello Casino and Raceway is approximately three miles away from the Destination Resort, is directly adjacent to New York State Route 17 and has highly visible signage and convenient access from Exit 104 of New York State Route 17.

VGM Operations
Monticello Casino and Raceway operates VGMs, which includes video lottery terminals (“VLTs”) and electronic table game positions (“ETGs”). VGMs are similar to slot machines, but they are connected to a central system and report financial information to the central system. ETGs include the games of roulette, blackjack and 3-card poker. Monticello Casino and Raceway currently features 1,070 VLTs and 20 ETGs (collectively, 1,090 VGMs) on a 45,000-square foot gaming floor with a separate high stakes VGM area. Monticello Casino and Raceway also has three dining options which include a food court, restaurant and sports bar.

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

The Company recently announced that VGM operations and food and beverage service at Monticello Casino and Raceway will cease on or about April 23, 2019.

Raceway Operations, Simulcasting and Pari-mutuel Wagering Activities

Raceway operations, which include live harness horseracing, simulcasting and pari-mutuel wagering activities in New York State, are overseen by the NYSGC. In a letter dated February 22, 2019, the NYSGC approved MRMI’s race dates for March and April, 2019. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.

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

Simulcasting is the process by which a live horse race held at one facility (the “host track”) is transmitted to another location that allows patrons of such other location to wager on that race. Amounts wagered at each off-track betting location are combined into the appropriate pools at the host track’s tote facility where the final odds and payouts are determined. With the exception of a few holidays, we offer year-round simulcast wagering from racetracks across the country. In addition, races of national interest such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup supplement our regular simulcast programming. We also export live broadcasts of our own races to race tracks, casinos and off-track betting facilities in the United States and internationally.

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

bet365 Collaboration Agreement

On November 14, 2018 (the “Effective Date”), the Company entered into a sportsbook and digital gaming collaboration agreement (the “Collaboration Agreement”) with Hillside (New York) LLC, an affiliate of bet365 Group Limited (“bet365”). Directly and through its affiliates, bet365 operates, owns, controls and manages online gaming and sports betting services throughout the world. The Collaboration Agreement provides the terms and conditions on which bet365 will participate with the Company in the offering of retail sports betting, an online sportsbook, online casino/table games and online poker in New York State, if and when permitted by applicable law (the “bet365 Collaboration”). The initial term of the Collaboration Agreement commenced on the Effective Date and, unless terminated earlier as described below, will continue in force until the earlier of the (i) 20th anniversary of the date on which the bet365 Gaming Services (as such term is defined below) are first offered to players pursuant to the Collaboration Agreement (the “Go-Live Date”) and (ii) termination of the Company’s Gaming Facility License. The initial term will be extended automatically for successive five-year periods unless a party provides at least 12 months’ written notice of its election not to renew.

Retail Sportsbook Lounge

The Casino is constructing a sportsbook lounge in anticipation of the adoption of regulations promulgated by the NYSGC regarding retail sports betting. Once bet365 receives the required approvals from the NYSGC with respect to the bet365 Collaboration and provides the Company notice, which notice will be provided within 12 months of the Go-Live Date, the operation and management of the sportsbook lounge will transition to bet365, at which point the lounge, originally branded with the Company’s brands, will be rebranded with a bet365 brand. Following the transition, bet365 will design and manage the betting platform, provide trading, odds and price setting and otherwise manage risk and provide marketing and marketing advisory services (the “bet365 Sportsbook Services”). The Company will continue to be responsible for the maintenance and day-to-day operational management of the sportsbook lounge following the transition. The Company will be reimbursed by bet365 for a portion of the build-out costs of the sportsbook lounge and 100% of the costs to operate the lounge prior to the transition, less the gaming revenue derived from the lounge after the payment of applicable gaming taxes prior to the transition (the “Pre-Transition Revenue”). If the Pre-Transition Revenue exceeds the build-out costs, such Pre-Transition Revenue will be shared in accordance with the Revenue Share Waterfall (which term is defined and discussed below). If the Collaboration Revenue (as such term is defined and discussed below) is insufficient to pay the build-out costs, bet365 will reimburse the Company and recover the shortfall payment through the Revenue Share Waterfall.

Online Sportsbook

If New York State enacts laws during the term of the Collaboration Agreement allowing the offering of an online sportsbook, bet365 will manage, control and administer an online sportsbook utilizing the Company’s Gaming Facility License (the “bet365 Online Sportsbook Services”). The online sportsbook will be offered under the bet365 brand. To the extent required by law, the online sportsbook will become branded with a bet365 brand and a Company brand, or branded solely with a Company brand. To the extent New York State allows more than one brand to operate an online gaming platform utilizing the Company’s Gaming

Facility License (each such brand, a “Skin”) and the Company desires to offer additional Skins on the Gaming Facility License, the Company will consult with bet365 in good faith prior to offering additional Skins. The decision to offer additional Skins ultimately will be made by the Company; provided, however, (i) if such additional Skin is added to the Gaming Facility License prior to a specified anniversary of the enactment of New York State gaming laws permitting an online sportsbook (the “Online Enactment Date”), the majority of the Company’s independent directors must approve such decision and (ii) if such additional Skin is added to the Gaming Facility License after a specified anniversary of the Online Enactment Date, such decision must be approved by the Collaboration Committee (which term is defined and discussed below). Depending on whether the additional Skins are Company-branded Skins, offered in connection with a strategic capital investment in the Company or exchanged in return for access to jurisdictions outside New York State, the revenue generated from, and the costs associated with, the additional Skins will be shared by the Company and bet365 in accordance with the terms of the Collaboration Agreement.

Online Casino/Table Games and Online Poker

If New York State enacts laws during the term of the Collaboration Agreement allowing the offering of online casino/table games and/or online poker (the “Online Gaming Services” and, together with the bet365 Online Sportsbook Services, the “bet365 Gaming Services”), the parties will work in good faith and provide each other with reasonable assistance for bet365 to manage, control and administer such Online Gaming Services utilizing the Gaming Facility License. Following the date on which holders of a Gaming Facility License are permitted to provide the online casino/table games and/or online poker in New York State, bet365 will use commercially reasonable efforts to (i) cause the Go-Live Date to occur as soon as possible and (ii) for the Online Gaming Services offered by bet365 to be competitive in New York State. If bet365 uses good faith efforts to launch the Online Gaming Services but is unable to do so, such failure will not be a breach of the Collaboration Agreement and the Company may freely contract with a third party for such Online Gaming Services and the proceeds of such venture will be deemed Collaboration Revenue. The Online Gaming Services will be offered under the bet365 brand. To the extent required by law, the Online Gaming Services will become branded with a bet365 brand and a Company brand, or branded solely with a Company brand. If a Company-branded online sportsbook is offered in New York State, the Company may request that the Company-branded online sportsbook be configured to include the Online Gaming Services, as applicable. To the extent bet365 is successful at offering Online Gaming Services in New York State, the Company will not enter into any arrangement with a third party to offer online casino/table games and/or online poker using the Company brands.

Management of the Collaboration

The parties will form a committee of representatives from each party to approve certain actions relating to the Collaboration Agreement (the “Collaboration Committee”). In addition, the Collaboration Committee will adopt an annual plan covering intended product developments relating to the bet365 Sportsbook Services and bet365 Gaming Services, if any. At all times, the parties have the right to appoint an equal number of members to the Collaboration Committee and each of the Company and bet365 will initially appoint two members each. Unless a member is deemed an unsuitable person for purposes of the gaming laws of New York State, in which case such member will be removed immediately, only a party that appointed a member to the Collaboration Committee may remove such member and appoint a replacement. Each member of the Collaboration Committee is entitled to one vote and any decision to be made by the Collaboration Committee must be approved by the affirmative vote of at least one bet365 member and one Company member then in office. In the event the Collaboration Committee deadlocks on a decision, each party may request a meeting with the senior executives of both parties with the power and authority to resolve such deadlock.

Equity Investment into the Company

In connection with entering into the Collaboration Agreement, Hillside (New Media Holdings) Limited, an affiliate of bet365 ("bet365 Investor"), and the Company entered into a common stock purchase agreement (the “bet365 Common Stock Purchase Agreement”) pursuant to which bet365 Investor agreed to purchase up to 2.5 million shares of common stock of the Company at a purchase price of $20.00 per share, for an aggregate investment of $50 million. The terms and conditions of the bet365 Common Stock Purchase Agreement are discussed below.

After all gaming taxes have been paid and the parties have recouped their costs and expenses from the Collaboration Revenue, bet365 may receive a distribution (the “Preferred Distribution”) equal to 50% of the positive difference, if any (the “delta”), between $20 and the value of the Company’s common stock measured on a given date (such date, the “Trigger Date”), multiplied by the number of shares of common stock then held by bet365 Investor. The Trigger Date is 30 days after the Company’s first filing of an annual or quarterly report with the Securities and Exchange Commission after bet365 recoups its costs incurred pursuant to the Collaboration Agreement. The delta will be the positive difference between $20 and the 30-day volume-weighted average price of the Company’s common stock on the Trigger Date. If the Company is no longer a reporting company, or if the Company’s common stock is not listed on a national securities exchange, the delta will be the positive difference between $20 and the fair market value of the Company’s common stock as determined by an investment bank retained by the parties. If a change of control (as such term is defined in the Collaboration Agreement) of the Company occurs before the Trigger Date, the delta will be the positive difference between $20 and the per share value paid by a third party in a change of control transaction. The Preferred Distribution, if any, will be payable on a monthly basis over a period of three years (each such payment, a “Monthly Preferred Distribution”). If bet365 Investor sells any shares of common stock prior to the Trigger Date, the Preferred Distribution will be deemed to be $0.

Funding of Collaboration Costs and Distribution of Collaboration Revenue

Following the transition and the Go-Live Date, all costs associated with the bet365 Sportsbook Services and the bet365 Gaming Services, as applicable, will be funded out of the revenue generated pursuant to the Collaboration Agreement (the “Collaboration Revenue”). If the Collaboration Revenue is insufficient to cover the costs incurred under the Collaboration Agreement, bet365 will reimburse such costs and the shortfall will recouped by bet365 from future Collaboration Revenue.

The Collaboration Revenue will be distributed 50% to the Company and 50% to bet365 on a monthly basis according to a distribution waterfall (the “Revenue Share Waterfall”) set forth in the Collaboration Agreement, which sequentially will be distributed as follows: (i) all gaming taxes relating to the services provided pursuant to the Collaboration Agreement; (ii) costs incurred by the Company and then bet365 pursuant to the Collaboration Agreement; (iii) to bet365 until bet365 has recovered all investment costs incurred prior to the lounge or the Go-Live Date; (iv) Monthly Preferred Distribution to bet365, if any; (v) to bet365 to recoup agreed-upon gaming revenue shortfalls and capital investment catch-ups in the event there are additional Skins; and (vi) finally, 50% of the remaining Collaboration Revenue to each of the Company and bet365.

Gaming Approvals; Special Termination Right of bet365

Following the Effective Date, the Company and bet365 will engage in advocacy efforts in the New York State to permit the transactions contemplated by the Collaboration Agreement. In addition, following the Effective Date, bet365 will use commercially reasonable efforts to obtain the NYSGC approval required to own the equity of the Company. The Company will use commercially reasonable efforts to assist bet365 in obtaining such approval. In addition, if the New York State enacts regulations and/or laws during the term allowing the various transactions contemplated by the Collaboration Agreement, the parties agree to use their commercially reasonable efforts to obtain the necessary approvals to enable the parties to consummate the transactions contemplated by the Collaboration Agreement. To the extent required by the applicable gaming laws, the Company will be responsible for the regulatory oversight related to the arrangement with bet365.

Following the enactment of the regulations and/or laws necessary to enable the offering of the bet365 Sportsbook Services and/or the bet365 Gaming Services, the parties will monitor and assess such applicable gaming laws that affect the transactions contemplated by the Collaboration Agreement. To the extent that bet365 has a good faith concern that, as a result of provisions of the applicable gaming regulations and/or laws, the obligations of bet365 under the Collaboration Agreement will not be commercially viable, then the parties will discuss in good faith and engage in advocacy efforts to modify the applicable gaming laws. To the extent following such discussions or advocacy efforts, if in bet365’s good faith opinion it will not be commercially viable to operate the bet365 Gaming Services, bet365 can terminate the Collaboration Agreement. However, following such a termination, neither bet365 nor any affiliate may offer online gaming services in New York State for a period of 18 months.

Termination

The term of the Collaboration Agreement may be terminated by the mutual agreement of the parties. In addition, either party may terminate the Collaboration Agreement upon written notice (i) if New York State fails to enact laws authorizing an online sportsbook by certain agreed-upon dates, (ii) subject to notice and cure requirements, upon a material breach of the Collaboration Agreement, (iii) if the other party is deemed an unsuitable person under the applicable gaming laws and the issues cannot be remedied after commercially reasonable efforts, (iv) in the event the other party is bankrupt, (v) the NYSGC disapproves of the Collaboration Agreement and the parties are unable to amend the Collaboration Agreement without materially detrimentally frustrating the commercial intent of the parties, (vi) if a law is passed by New York State prohibiting an online sportsbook, (vii) if a federal law preempts the gaming laws of New York State such that the operation of an online sportsbook does not require a state license, or (viii) upon a change in control of the other party to a third party that is deemed to be a Highly Competitive Business (as such term is defined in the Collaboration Agreement) to such terminating party.

Guaranty and Offset

In connection with the Collaboration Agreement, bet365 Group Limited delivered to the Company a letter (the “Guaranty”) guarantying the payment obligations and indemnification obligations of bet365 under the Collaboration Agreement. The Guaranty will terminate upon the fifth anniversary of the date on which the parties begin receiving a share of the profits of the arrangement pursuant to the Collaboration Agreement.

If a notice of material breach of the Collaboration Agreement is delivered from one party to the other after the Guaranty terminates, a portion of the profit share received by the breaching party from the Collaboration Revenue will be held and not used or otherwise distributed to such party’s equity holders until the breach is cured. In addition, the non-breaching party can withhold any profit share it owes to the breaching party until the earlier of (i) the agreed-upon hold-back value is attained or (ii) the breaching party cures the breach.

General

Each party granted to the other (in the case of the Company to bet365, subject to the terms of applicable license agreement of the Company and its subsidiaries) a worldwide, revocable, royalty-free, non-sublicensable, non-exclusive and non-transferable license to use the intellectual property brands owned or licensed by the granting party in connection with the retail and online sportsbook, online casino/table games and online poker. The customer data obtained through the operation of the retail and online betting and gaming services and the Company's customer loyalty program will be jointly owned by bet365 and the Company.

The Company agreed to indemnify bet365 and its affiliates against liabilities arising out of third party claims relating to the operation of the Casino, a breach of the representations, warranties and covenants of the Company under the Collaboration Agreement, the intellectual property of the Company, any violation of law or failure to pay applicable gaming taxes by the Company, the cancellation or suspension of the NYSGC approvals obtained by bet365 due to the act or omission of the Company and any claims relating to a data breach in which data in the possession of the Company is accessed in an unauthorized manner. bet365 agreed to indemnify the Company and its affiliates against liabilities arising out of third-party claims relating to a breach of the representations, warranties and covenants of the Company under the Collaboration Agreement, the intellectual property of bet365, any violation of law or failure to pay applicable gaming taxes by bet365, the cancellation or suspension of the NYSGC approvals obtained by the Company due to the act or omission of bet365 and any claims relating to a data breach in which data in the possession of bet365 is accessed in an unauthorized manner.

The Collaboration Agreement contains further agreements of the parties concerning, among other things, confidentiality, non-solicitation of employees, and cross-promotion of the sportsbook lounge and the bet365 Gaming Services. In addition, the Company will use commercially reasonable efforts to cause Resorts World Casino New York City to provide marketing support for the bet365 Gaming Services and to provide registration or management facilities or wager terminals at Resorts World Casino New York City if permissible under applicable gaming laws and requested by bet365. The transaction contemplated by the Collaboration Agreement, as well as the suitability of bet365 and bet365 Investor, are subject to the approval of the NYSGC.

bet365 Common Stock Purchase Agreement

In connection with entering into the Collaboration Agreement, bet365 Investor and the Company entered into the bet365 Common Stock Purchase Agreement pursuant to which bet365 Investor agreed to purchase up to 2.5 million shares of common stock of the Company at $20 per share. In accordance with the bet365 Common Stock Purchase Agreement, the bet365 Investor purchased 1,685,759 shares of common stock upon execution of the bet365 Common Stock Purchase Agreement. The purchase of these shares was subject to, among other things, evidence of a commitment by Kien Huat Realty III Limited to invest up to $126 million of equity financing into the Company and further evidence that $12 million of such commitment was funded. Following the closing, bet365 Investor and the Company agreed to use reasonable best efforts to obtain all necessary consents from the NYSGC for bet365 Investor’s ownership of the equity interests of the Company. The offer and sale of these shares was made pursuant to a shelf registration statement on Form S-3 (File No. 333-214119), which became effective on November 17, 2016, pursuant to a base prospectus dated as of November 17, 2016 contained in such registration statement and a prospectus supplement filed with the Securities and Exchange Commission on November 14, 2018. The Company received net proceeds of $33.7 million from the offering.

Pursuant to the bet 365 Common Stock Purchase Agreement, the bet365 Investor will be obligated to purchase the remaining 814,241 shares of common stock at $20.00 per share so long as the following closing conditions are met: (i) 30 days have passed following the receipt of approval from the NYSGC of bet365 Investor’s ownership of the Shares and the enactment of laws by New York State allowing the offering of the bet365 Online Sportsbook Services; (ii) the representations and warranties of the Company are true and correct in all material respects and the Company has complied with its obligations under the bet365 Common Stock Purchase Agreement; (iii) the Collaboration Agreement is in full force and effect and there is no material breach of the Collaboration Agreement by the Company outstanding; (iv) the common stock of the Company continues to be listed on The

Nasdaq Stock Market; (v) the Company continues to own 100% of the equity interests in the Casino; and (vi) the Gaming Facility License is still valid.

If the remaining shares are issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or if the bet365 Investor is deemed an affiliate of the Company following the issuance of such shares, the bet365 Investor will have certain demand resale registration rights with respect to such shares.

The bet365 Common Stock Purchase Agreement may be terminated at any time prior to the closing on the remaining shares upon mutual consent of the Company and the bet365 Investor. Additionally, either the Company or the bet365 Investor may terminate the bet365 Common Stock Purchase Agreement if the NYSGC issues an order prohibiting such closing if such order did not result from the terminating party’s breach of the bet365 Common Stock Purchase Agreement. Additionally, either the Company or the bet365 Investor may unilaterally terminate the bet365 Common Stock Purchase Agreement if the bet365 Investor or the Company, as applicable, is in material breach of the bet365 Common Stock Purchase Agreement that is not cured and the non-breaching party is then in compliance. The bet365 Common Stock Purchase Agreement will terminate automatically if the Collaboration Agreement is terminated prior to the closing on the remaining shares or if the NYSGC denies the Company’s request to approve the bet365 Investor’s ownership of such shares.

Marketing

    Our marketing efforts are conducted through various channels. These channels include radio, television, print, outdoor and digital throughout the Hudson-Valley Catskill region and the larger New York City metropolitan area. Our more targeted marketing efforts are conducted through direct mail and email. We maintain websites to inform individuals and potential customers about Resorts World Catskills and Monticello Casino and Raceway and utilize several social media sites to promote our brands, unique events and special deals. Further, our direct marketing efforts utilize advanced analytic techniques that identify patron preferences to allow us to make more relevant offers to patrons, influence incremental visits, and help build lasting patron relationships.

Resorts World Catskills

The Casino receives patronage from adults residing within the metropolitan New York City area, including New York City, northern and northwestern suburbs of New York City, northern New Jersey and northeastern Pennsylvania. The Casino has an overall drive-time advantage relative to other full-scale gaming facilities from the northern and northwestern suburbs of New York City and the Company is focused on servicing what we believe is an unmet demand in the New York metropolitan market.

The Casino has a range of high-end offerings, including 600 square-foot hotel suites, private gaming salons, poolside townhouse villas and garden suites and a VIP reception area and players’ lounge with private elevator, which are designed to appeal to higher-end gaming patrons in the market. The Casino and The Alder are integrated into the master-planned Destination Resort, which will feature a range of year-round amenities, including an indoor waterpark (the "Indoor Waterpark") for which subsidiaries of EPR Properties, a party unrelated to the Company, are responsible for developing, and the Golf Course Project. The Casino is also convenient to recreational offerings in the Catskill Mountains. The Indoor Waterpark together with the Development Project, are referred to herein as "Initial Projects".

We leverage the Resorts World brand, which is a well-known hospitality brand in the Asian markets, to target the large regional Asian gaming market and high-end Asian players. The Casino offers various Asian-themed amenities, including table games and slot machines, an Asian gaming pit, high-end gaming and private gaming salons, and various authentic Asian food options.

We have a patron loyalty program to encourage patron relationships with Resorts World Catskills and increase loyalty to the Resorts World brand through unique benefits and rewards, while promoting our brand. When expanded, the patron loyalty program will include a rewards program that will allow patrons to qualify for benefits at participating Resorts World-branded resorts and in both gaming and non-gaming areas. Members may earn points for their gaming play which can be redeemed at participating properties. Information from the loyalty and rewards programs is used to analyze patron usage and preferences by segment and individual player profile.

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

Seasonality

The gaming market in the northeastern United States is seasonal in nature. Peak gaming activities occur during the months of May through September. Although winter weather may affect our patrons' ability to reach our facilities, we expect that the availability of the overnight accommodations at the Casino and The Alder will mitigate the adverse affects of winter weather on our gaming operations.

Competition

The casino entertainment industry is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. Generally, we compete directly with casino and VGM facilities operating in the immediate and surrounding areas. Due to the geographic proximity, the Casino and Monticello Casino and Raceway may compete, in part, with each other for gaming patrons. The Casino competes with other gaming and non-gaming resorts and vacation areas, various other entertainment businesses, and also competes with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues.

In addition to competition from traditional gaming facilities, which is discussed in more detail below, the Casino and Monticello Casino and Raceway face competition from existing and prospective Internet gaming operations and sports wagering. New Jersey law permits Atlantic City casinos to conduct Internet gaming by accepting wagers from individuals who are physically present in New Jersey. Several New Jersey casinos and racetracks have sports wagering lounges and offer online sports pools. Additionally, mobile gaming is permitted in any area located within the property boundaries of a casino hotel facility, including any recreation or swimming pool and excluding parking garages and parking areas. Further, New Jersey law permits racetrack patrons to place bets on live or simulcast racing while they are on racetrack property, including the restaurants and outdoor areas, such as the paddock. New Jersey gaming regulations also authorized skill-based gaming options that appeal to a new generation of players. In October 2017, Pennsylvania signed into law new legislation also authorizes interactive gaming in the form of Internet gaming and up to five video gaming terminals at qualified truck stops. Further, several Pennsylvania casinos have begun to offer sports wagering.

A number of other states have adopted or are considering adopting legislation to specifically authorize Internet poker and Internet gambling. New Jersey, Nevada and Delaware entered into an agreement which allows Internet poker operators to pool players with partner sites in those states. New York legislators have introduced bills related to Internet gaming and Internet poker. Additionally, two state lotteries offer (and other state lotteries are considering offering) Internet instant game sales to in-state lottery customers and a number of other states, including New York, allow subscription sales of lottery draw games over the Internet. We are unable to determine whether and which, if any, additional legislation will be enacted and what effect it would have on our current operations.

In May 2018, the U.S. Supreme Court overturned the Professional and Amateur Sports Protection Act of 1992, which had prohibited states from authorizing sports wagering. As a result, certain states, including New York, have adopted or are considering adopting legislation to legalize sports betting. The NYSGC recently authorized the proposal of rules and regulations that would enable sports wagering to be offered at four commercial casinos in New York State, including the Casino. The proposed rules and regulations will enter a 60-day public comment period following the publication in the New York State Register before they become effective and the NYSGC can give final approval. The Casino is preparing to be able to offer sports wagering if and when it is permitted under the regulations.

We expect Internet gaming and sports wagering to continue to be the topic of additional legislation, including the expansion of legalization efforts within New York State to venues other than holders of Gaming Facility Licenses. We are unable to determine whether and which, if any, legislation will be enacted and what effect it will have on our operations and our prospects.

Resorts World Catskills

We face competition in and from the northeastern Pennsylvania, New Jersey and Connecticut gaming markets in marketing to and attracting patrons from the New York City metropolitan area. Pennsylvania casinos are the competitors located closest to our Casino. Pennsylvania casinos operate table games and slot machines, grant casino credit and have access to unlimited non-taxable free play. The competing Pennsylvania facilities include the following: Mohegan Sun at Pocono Downs, in Wilkes-Barre, Pennsylvania, located approximately 95 miles southwest of Monticello; Mount Airy Casino Resort in Mount Pocono, Pennsylvania, approximately 70 miles southwest of Monticello; and Sands Casino Resort in Bethlehem, Pennsylvania, located approximately 95 miles southwest of Monticello. In addition, in October 2017, Pennsylvania signed into law new legislation that authorized a number of gaming expansion opportunities. The legislation authorized up to 10 new casino satellite facilities, which would operate between 300 to 750 slot machines and up to 50 table games each. Licenses for these new facilities are awarded through an auction process that began in January 2018. This legislation also authorizes interactive gaming in the form of Internet gaming and up to five video gaming terminals at qualified truck stops. The legislation additionally authorizes fantasy sports wagering and sports wagering. New York State has regulatory limitations on the amount of taxable free play that may be offered to patrons. This could impact our competitiveness as compared to casinos in neighboring jurisdictions.

In addition to facing potential competition from the casinos in Atlantic City, legislators in New Jersey have reviewed options to expand gaming to various locations in northern New Jersey which could increase competition. Although New Jersey voters previously defeated a referendum in November 2016 to amend the New Jersey State Constitution to permit two casinos in northern New Jersey, another referendum could be introduced in the future. Currently, two of the northern New Jersey racetracks offer online sports wagering. We are unable to predict the impact additional gaming opportunities in northern New Jersey will have on our operations.

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

Monticello Casino and Raceway

In New York State, we face competition for our VGM guests from Orange, Dutchess and Ulster counties in New York and from a VGM facility at Yonkers Raceway. To a lesser extent, Monticello Casino and Raceway faces competition from the Pennsylvania casinos, Mohegan Sun at Pocono Downs and Mount Airy Casino Resort, which are discussed above.

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

Development

Development Project Expenditures

The Company currently expects the Development Projects, when completed, will cost an aggregate of approximately $928 million, which includes $765 million of anticipated costs for construction of the Development Projects, $68 million for interest expenses, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company began construction of The Alder in March 2018 after signing a guaranteed maximum price agreement with its construction manager, which was amended to $35.2 million in December 2018. During the fall of 2018, the Company signed a contractor agreement for the Golf Course Project for a total cost of approximately $21.2 million.

As of December 31, 2018, the Company has incurred an aggregate total of $867.3 million related to the Development Projects, including $704.7 million of capitalized Development Projects costs, of which approximately $699.0 million was reclassified to property and equipment upon the opening of the Casino and The Alder, $67.6 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and incurred $44.0 million of debt issuance costs related to the Development Projects.

The Golf Course Project

In addition to the Casino and The Alder, the Company is constructing the Golf Course Project at the site of the Destination Resort and anticipates that the Golf Course Project will open for play in Summer 2019. ERREI entered into a standard contractor agreement for the construction of the Golf Course Project, at a cost of approximately $21.2 million. The Company began construction in September 2018 and anticipates the golf course will be open for play during Summer 2019.

Master Development Agreement and Completion Guaranties

On December 28, 2015, Montreign Operating, ERREI and ERREII (together, the "Project Parties"), on the one hand, and EPT Concord II, LLC ("EPT"), EPR Concord II, L.P. ("EPR LP") and Adelaar Developer, LLC, wholly-owned subsidiaries of EPR Properties (the “Destination Resort Developer,” together with EPT and EPR LP collectively, “EPR”), on the other hand, entered into an Amended and Restated Master Development Agreement (as amended, the “MDA”), which amends and restates that certain master development agreement by and between EPT and MRMI originally executed on December 14, 2012. The MDA defines and governs the overall relationship between EPR and the Project Parties with respect to the development, construction, operation, management and disposition of the Initial Projects.

In accordance with the terms of the MDA, EPR is responsible for the development and construction of the Indoor Waterpark and the common infrastructure-related improvements (such as streets, sidewalks, sanitary and storm sewer lines, water, gas, electric, telephone and other utility lines, systems, conduits and other similar facilities) for the Destination Resort. EPR has agreed to make a minimum capital investment of $120 million with respect to the Indoor Waterpark and the infrastructure for the Destination Resort. On December 28, 2015, EPR Properties, a real estate investment trust and the parent company of EPR, entered into a completion guaranty, guaranteeing completion of the development and construction obligations of EPR described in this paragraph.

Neither party has the right to terminate the MDA unless Montreign Operating fails to exercise the Purchase Option (as defined below) prior to its expiration in accordance with the terms and conditions of the Purchase Option Agreement (as defined below).

On January 24, 2017, the MDA was amended to (a) reflect that EPR has secured bond financing in connection with its infrastructure development obligations and (b) account for increases in the common infrastructure budget (and corresponding increases in Empire’s common infrastructure cap amount) in connection with the development of additional roads and increase in the budgeted amounts for New York State electric and gas costs. EPR financed the costs of the infrastructure by the issuance of tax-exempt bonds by a local development corporation. The debt service for these infrastructure bonds will be funded through special district tax assessments, a portion of which will be allocated to each of the parcels on which the Initial Projects are being built. EPR and the Project Parties have agreed to a capped dollar amount on the special district tax assessment for each of the parcels on which the Development Projects are being built, above which the Project Parties will not be responsible. The changes to Empire’s common infrastructure cap amount were also reflected in each of the amendments to the casino lease (the "Casino Lease"), the golf course lease (the "Golf Course Lease") and the lease for The Alder (the "Alder Lease").

Intellectual Property

RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat Realty III Limited ("Kien Huat"), Empire's largest stockholder. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS Licensed Marks may be assigned or sublicensed only in certain limited circumstances. Because any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS, the Company will seek approval to use the RWS Licensed Marks in conjunction with the bet365 Collaboration. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with online gaming in addition to the Permitted Uses.
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in The Alder or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with on-line gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement. The Company incurred an expense of approximately $1.5 million for the year ended December 31, 2018, reflecting the fee payable pursuant to the RWS License Agreement.
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

Trademarks

Our principal intellectual property consists of trademarks for Montreign Operating and Monticello Casino and Raceway and includes the license agreement to use the RWS Licensed Marks. These trademarks are brand names under which we market our properties, venues and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed will attract patrons to our facilities. It is our intent to pursue and maintain the trademark registrations consistent with our goals for brand development and identification, and enforcement of our rights.

Employees and Labor Relations

As of December 31, 2018, we had approximately 1,756 full-time and 100 part-time employees. We had collective bargaining agreements with unions covering approximately 1,400 of our employees as of December 31, 2018. We consider our employee relations to be good.

On January 23, 2019, the Company notified employees of MRMI concerning the Company’s plans to cease VGM operations and food and beverage service at Monticello Casino and Raceway. The Company anticipates these operations to cease on or about April 23, 2019. All affected employees of MRMI have been offered a severance package or a position with Montreign Operating.

Regulation and Licensing

The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. The Casino and Monticello Casino and Raceway are subject to extensive regulation under the laws, rules and regulations of New York State. These laws, rules, and regulations generally concern the conduct of operations as well as the responsibility, financial stability, and character of the facilities, owners, managers, and persons with financial interests in the gaming operations. Individuals and entities, including investors and vendors conducting business with us, must file license/registration applications with the NYSGC, and in some instances must submit to background investigations by the New York State Police in order to prove suitability for licensure/registration. Application, fingerprinting and investigative fees must be paid by us or by the individual or entity seeking licensure or registration. Failure to obtain and maintain a license or registration, as applicable, could require us to sever our relationship with such individuals and/or entities, which could have a material adverse effect on our operations .

Our businesses are also subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and federal anti-money laundering ("AML") laws, as further discussed below. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operations .

Gaming Act and Gaming Facility License
The operations of the Casino are subject to regulation by the NYSGC, Division of Gaming. The Upstate New York Gaming and Economic Development Act ("Gaming Act") provides, among other things, the statutory framework for the regulation of full-scale casino gaming. The Gaming Act authorized the NYSGC to award up to four Gaming Facility Licenses. Effective March 1, 2016, the NYSGC awarded Montreign Operating the sole Gaming Facility License in the Hudson Valley-Catskills region, which consists of Columbia, Delaware, Dutchess, Greene, Orange, Sullivan and Ulster counties in New York State. The Gaming Facility License has an initial duration of 10 years from March 1, 2016 and will be renewable thereafter for a period of at least an additional 10 years, as determined by the NYSGC. The NYSGC also awarded one Gaming Facility License in the Albany region and two Gaming Facility Licenses in the eastern Southern Tier/Finger Lakes region. The Gaming Act provides that no casinos will be authorized in Bronx, Kings, New York, Queens or Richmond counties. New York State may, however, legislatively authorize additional Gaming Facility Licenses.
The Gaming Act provides for a seven-year exclusivity period for holders of Gaming Facility Licenses, commencing March 1, 2016, during which no further Gaming Facilities can be licensed by the NYSGC without legislative action. If the New York State legislature authorizes additional Gaming Facility Licenses within this exclusivity period, holders of the original four Gaming Facility Licenses will have the right to recover a pro rata portion of the license fee paid.
The Gaming Act imposes a $500 annual fee on each slot machine and table game. The tax rate on slot machines at the Casino is 39% and the tax rate on table games is 10%. Although free play allowances are not established by the Gaming Act, the NYSGC has promulgated a regulation that limits non-taxable free play, although the NYSGC may, at its discretion, authorize deviations from these limitations.

VGM and Racing Operations
Our VGM, harness horseracing and simulcast activities in New York State are overseen by the NYSGC, Division of Lottery and Division of Horse Racing and Pari-Mutuel Wagering, respectively. The NYSGC has the authority and responsibility to promulgate rules and regulations that affect the operations of our business. In a letter dated February 22, 2019, the NYSGC approved MRMI’s race dates for March and April, 2019. Generally, the annual license renewal process requires the NYSGC to review the financial responsibility, experience, character and general fitness of MRMI and its management.
We generate revenue from our VGM operations by receiving a commission on the gross revenue generated by the VGMs. The rate of this commission is set by statute. From April 1, 2008 until March 31, 2018, the statute provided that 41% of gross VGM revenue be distributed to us as a commission. Effective as of April 1, 2018, the statute reduced the commission rate to 39% of gross VGM revenue. However, with the arrival of casinos into the regions in which VGM facilities are currently operating in New York State, the Gaming Act provides that the commission payable to VGM facilities will be increased over the statutory amount and equalized to the blended tax rate payable by holders of Gaming Facilities Licenses with respect to gross gaming revenue generated on table games and slot machines. Accordingly, we expect the commission we receive on our VGM operations for the period following the opening of the Casino will equal the blended tax rate on the Casino's gross gaming revenue, which is calculated based on the Casino's gross gaming revenue divided by the actual taxes paid at the Casino. The actual blended tax rate is calculated for the period matching the fiscal year of New York State, which runs from April 1 of the current year to March 31 of the following calendar year. There is also a marketing allowance for racetracks operating video lottery programs of 10% on the first $100 million of net revenues generated and 8% thereafter. In addition, the statute provides for subsidized free play allowance of 15%.
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

Sports Wagering and Online Gaming

The Gaming Act provides, among other things, that sports betting at the gaming facilities such as the Casino is unlawful unless there has been a change in federal law authorizing such activity or upon ruling of a court of competent jurisdiction that such activity is lawful. In May 2018, the Supreme Court of the United States decided that the Professional and Amateur Sports Protection Act of 1992, which effectively outlawed sports betting nationwide, was unconstitutional. Therefore, upon the enactment of relevant regulations by the NYSGC, the Company may implement sports betting as part of the gaming experience at the Casino. In addition, if New York State enacts laws during the Term of the Collaboration Agreement allowing the offering of the bet365

Online Gaming Services, the Company may participate with bet365 in offering online sports betting and online casino games. We can provide no assurance that the NYSGC will enact such regulations enabling the bet365 Sportsbook Services, New York State will legalize the bet365 Gaming Services or such regulations and legislation will be enacted during the Term of the Collaboration Agreement.

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

Risks Relating to our Business

Our substantial indebtedness, and the fact that a significant portion of our cash flows is used to make principal and interest payments, fixed and percentage rent payments under the Casino Lease and the Alder Lease and meet other financial obligations, could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry or implement new business initiatives and prevent us from making debt service payments and rent payments.

The Company is highly leveraged and as of December 31, 2018, we had approximately $596.0 million of principal amount of indebtedness outstanding. This amount includes $446.6 million outstanding under the Term B Loan, $64.8 million outstanding under the Term A Loan, $20 million outstanding under the Bangkok Bank Loan, $15 million outstanding under the Revolving Credit Facility, $30 million outstanding under the Kien Huat Subordinate Loan and $19.6 million outstanding under equipment purchase loans. Pursuant to the Casino Lease for the parcel on which the Casino is located and the Alder Lease on which The Alder is located, we will make approximately $7.7 million of fixed rent payments in 2019. In addition, we are obligated to pay annual percentage rent equal to five percent of eligible gaming revenue (according to a formula defined in the Casino Lease) and we are obligated to pay an annual special district tax assessment of approximately $1.8 million in the aggregate under the Casino Lease and the Alder Lease in 2019. Furthermore, as of the date on which the Casino opened to the public, Montreign Operating is required to pay RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year for its use of the RWS Licensed Marks. The Company incurred an expense of approximately $1.5 million for the year ended December 31, 2018, reflecting the fee payable pursuant to the RWS License Agreement of which $0.9 million was payable at December 31, 2018. Our ability to satisfy our debt obligations and lease obligations and meet other financial obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

Our substantial indebtedness and other financial obligations, and the restrictive covenants under the agreements governing the principal indebtedness, could:

•
require a substantial portion of our cash flow from operations be dedicated to the payment of interest and principal on our indebtedness and the payment of rent, thereby reducing our funds available to us for other purposes;

•
limit our ability to borrow money for our working capital, capital expenditures, Golf Course Project, debt service requirements, rent payment requirements, strategic initiatives, including the Collaboration, and other purposes;

•	increasing our exposure to general adverse economic and industry conditions;

•	limiting our flexibility to plan for, or react to, changes in our business and industry;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and the Casino Lease and the Alder Lease, and any failure to comply with any of our obligations under our debt agreements or the Casino Lease or the Alder Lease, including restrictive covenants and borrowing conditions, could result in an event of default under those agreements; or

•	placing us at a competitive disadvantage compared to less-leveraged competitors.

Moreover, the Golf Course Project will continue to be capital intensive. To the extent that we cannot fund expenditures from the remaining proceeds of the Term Loan Facility and cash generated by our operations, funds must be borrowed or otherwise obtained. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, prospects and the ability to satisfy our outstanding debt obligations and lease obligations.

Current and future cash flow may be insufficient to service all our indebtedness, lease payment and other financial obligations. If sufficient cash flow is not generated from operations to service our debt, make rent payments and meet other financial obligations, our business, financial conditions, results of operations and prospects could be materially adversely affected.

Our ability to make payments on our indebtedness, lease arrangements and other financial obligations depends on our ability to generate cash flow and obtain financing pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter. If regional and national economic conditions deteriorate or if competition further intensifies, we could experience decreased revenues from our operations and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in the agreements governing our principal indebtedness. Our estimated debt service (including principal and interest) is $104.1 million for 2019 and $715.0 million thereafter to maturity for our currently outstanding indebtedness under our principal debt arrangements. Our estimated lease obligations are $10.4 million for 2019 and $387.8 million thereafter to maturity for our outstanding lease arrangements. We cannot provide assurance that our business will generate sufficient cash flow from operations to service or debt, make rent payments and meet other financial obligations. If sufficient cash flow is not generated from operations to meet these needs, and additional financing is not available pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter or otherwise, we may be required, among other things, to:

•	seek additional financing in the debt or equity markets;

•	delay, curtail or abandon altogether our development plans, including the Collaboration;

•	refinance or restructure all or a portion of our indebtedness; or

•	sell selected assets.

Such measures might be insufficient to service the indebtedness, make lease payments or meet other financial obligations. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all. If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations with respect to the Golf Course Project or Collaboration. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

The agreements governing our Term Loan Facility and other principal indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Covenants in the agreements governing our principal indebtedness restrict, among other things, our ability to:

•	pay dividends or distributions, including from subsidiaries to Empire, repurchase or issue equity, prepay certain debt or make certain investments;

•	incur additional debt, including limiting our ability to borrow further capital needed to complete the Golf Course Project or implement the Collaboration, if needed;

•
direct a significant portion of our available cash to the payment of principal and interest on our indebtedness, thereby reducing our use of available cash to fund our operations, capital expenditures and future business opportunities;

•	incur liens on assets;

•	make certain investments;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	sell assets or consolidate with another company or sell all or substantially all of our assets.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. Moreover, our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness. In addition, the Term Loan Agreement requires us to satisfy certain financial covenants, including a maximum first lien net leverage ratio, a minimum interest coverage ratio, a maximum of consolidated capital expenditures and certain mandatory prepayments. Any default under the Term Loan Facility, the Revolving Credit Facility, Bangkok Bank Loan or the other principal debt agreements could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt. The ability to make payments of principal and interest on indebtedness will depend on the future performance of the Casino and The Alder, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

Repayment of our and our subsidiaries’ debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries currently own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our and our subsidiaries’ indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and, in the case of Empire’s debt, their ability to make such cash available to us by dividend, if needed, or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our or our other subsidiaries’ indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

Defaults under any of our principal debt arrangements could result in a substantial loss of our assets.

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

We primarily compete directly with other hotel, resort and casino and VGM facilities operating in the immediate and surrounding market areas. The gaming industry in the northeastern United States is highly competitive and increasingly dominated by multinational corporations or Native American tribes that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience, an array of amenities, high-quality management talent and a diverse portfolio of gaming assets and with substantially greater financial resources. To the extent that new casinos enter our market or hotel room capacity is expanded by others, competition will increase. Major competitors, including potential new entrants, may also expand their hotel room capacity, expand their range of amenities, improve their level of service, or construct new resorts in our regional markets in which we operate, all of which could attract our customers. Additionally, in May 2018, the United States Supreme Court overturned a federal ban on sports betting that had prohibited single-game gambling in most states, raising the potential for increased competition in sports betting should additional states pass legislation to legalize it.  The expansion of online gaming, sports betting, and other types of gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spend in our casino resorts.

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. If our competitors operate more successfully than we do, if they attract patrons away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our patrons could have a significant adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Moreover, our inability or the inability of our subsidiaries, key personnel, significant stockholders, vendors financial sources or joint venture partners to obtain or maintain required gaming regulatory licenses, permits or approvals could prevent us from operating our facilities or otherwise adversely impact our results of operation.

Gaming is a highly regulated industry that is subject to extensive federal, state, provincial, and/or local laws, regulations and ordinances that are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibilities, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals. In addition, some of the licenses that we and our subsidiaries, officers, directors, principal stockholders, financial sources and vendors hold expire after a relatively short period of time and thus require frequent renewals and reevaluations. Obtaining these licenses in the first place and the renewal process involves a subjective determination by the regulatory agencies. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations as intended. The regulatory environment may change in the future and any such change could have a material adverse effect on our results of operations. For example, recently the U.S. Department of Justice reversed a 2011 opinion that had concluded that the Wire Act of 1961 was limited to gaming relating to sports; the Department of Justice concluded instead that certain of the Wire Act’s provisions apply also to other forms of wagering activity. This interpretation may adversely affect our business operations and our ability to engage in the Collaboration.  If we or our subsidiaries, financial sources or vendors do not obtain and maintain the required licenses, permits and approvals, we or such individuals or entities, may be required to divest any interest in our current or future gaming facilities or our current gaming facilities risk losing their licenses. These laws, regulations and ordinances may also affect the operations of our gaming facilities or our plans in pursuing future projects. Any adverse developments in the regulation of the gaming industry in New York State could be difficult to comply with and could significantly increase our costs, which could cause our operations to be unsuccessful.

Changes in the laws, regulations, and ordinances (including local laws) to which our gaming operations are subject, and changes in the application or interpretation of existing laws and regulations to our operations, may adversely affect our results of operation.

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

The Gaming Act provides for the award of up to four Gaming Facility Licenses in three regions of upstate New York, including our area, and prohibits the issuance of Gaming Facility Licenses in the “downstate” region, which includes New York City and its surrounding counties. The award of such a Gaming Facility License is intended to be exclusive for a period of seven years commencing on the date of our award of the Gaming Facility License, which occurred in December 2015. We can provide no assurance that the New York State government will not change this law and issue additional Gaming Facility Licenses before the expiration of this seven-year exclusivity period. We expect the pressure on the New York State government to issue additional licenses before the seven-year exclusivity period will intensify as larger, well-established competitors, like MGM Resorts International, enter the New York market. If the New York State government were to allow additional competitors to operate in our area or in other regions of New York through the grant of additional Gaming Facility Licenses, we would face additional competition, which could significantly increase the already intense competition in the northeastern United States and cause us to lose or be unable to gain market share.

We expect that competition from internet gaming will continue to grow and intensify.

We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. Several states have authorized internet gaming and Nevada, Delaware and New Jersey have entered into an agreement which allows internet poker operators to pool players with partner sites in those states. New Jersey casinos also participate in intrastate internet gaming. Our ability to compete in a marketplace containing multiple virtual casino platforms and monetize the Collaboration will depend on our ability to effectively market our gaming products to our patrons in the face of stiff competition as well as the availability of internet gaming in New York State. Currently, online gaming is not permitted in New York State and it is unclear when online gaming will be permitted, if at all. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their patrons to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert patrons from the Casino and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law.

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
Our operations are limited to the Catskills region of New York State, which has been affected by a decades-long decline in economic conditions. The majority of the patrons for our Casino come from the New York metropolitan area. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the Catskills region or the New York metropolitan area could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers, which could result in a decrease in the number of patrons at our facilities, the frequency of their visits and the average amount that they would be willing to spend at our facilities. We are subject to greater risks than more geographically diversified gaming or resort operations, including:

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

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.As of December 31, 2018, approximately 80% of our workforce was represented by labor unions. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations. In addition, the unions with which we have collective bargaining agreements or other unions could seek to organize groups of employees at our properties that are not currently represented by unions. Union organization efforts could cause disruptions in our businesses and result in significant costs. we cannot predict what level of success unions may have in further organizing this workforce or the potentially negative impact it would have on our operations. Any unexpected shutdown of our properties from a work stoppage or strike action could have a material adverse effect on our businesses and results of operations. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage patrons, including convention and meeting groups, from visiting our properties. We cannot assure that we can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of our properties.

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

Extreme weather conditions may cause property damage or interrupt business, which could hard our business and results of operations.

Our properties are located in an area that may be subject to extreme winter weather conditions. Such extreme weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities during these times. Such weather conditions may discourage potential patrons from traveling or may deter or prevent patrons from reaching our facilities and may cause visits to our properties to decrease for an indefinite period. If this occurs, it could have a material adverse effect on our operating results and ability to meet our financial obligations.

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

We are required to comply with extensive non-gaming laws and regulations.

We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have implemented internal control policies and procedures and employee training and compliance programs to educate employees about applicable regulation and deter prohibited practices. However, such policies, procedures and programs may not be effective in prohibiting our directors, employees, vendors or agents from violating or circumventing our policies and the law. If we or our directors, employees, vendors or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

The credit rating for the Term Loan Facility was downgraded in 2018 and the Company's rating outlook is negative. If any of the credit rating agencies that have rated our securities further downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a "watch list" for a possible downgrade or lowering, such action could have a material adverse effect on our costs and availability of funding in the future, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations, among other obligations.

We may incur additional indebtedness and lease commitments, which could adversely affect our ability to pursue certain business opportunities.

We and our subsidiaries may incur additional indebtedness and lease commitments at any time and from time to time in the future. Although the terms of the agreements governing our principal indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness and lease commitments incurred in compliance with these restrictions could be substantial.

Instability and volatility in the financial markets could have a negative impact on our ability to raise additional capital to expand our businesses.

We may need to raise additional capital or incur additional indebtedness to finance our plans for growth. Instability and volatility in the financial markets caused by general economic conditions or otherwise may impede our ability to raise capital in the public or private credit or equity markets to fund our business strategy on terms we believe to be reasonable, if at all. Meanwhile, existing indebtedness, such as the Term Loan Facility and Revolving Credit Facility, contain, restrictive covenants that limit our ability to incur debt at all. Moreover, we may be unable to raise capital on terms acceptable to the Company. An inability to obtain the capital we need to finance our growth plans may adversely effect our operations and business prospects.

We may be subject to environmental liability as a result of unknown environmental hazards.

We are subject to various federal, New York State and local environmental laws and regulations that govern our operations and the construction of the Development Projects, including emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in regulatory fines, legal fees and costs for remediation. Such fines and costs could be related to our storage, handling and disposal of waste from our racing operations, the existence of asbestos-containing material at Monticello Casino and Raceway and the existence of environmental conditions at the site of the Development Projects, which could have a material adverse effect on our businesses, financial condition or results of operations.
Our information technology and other systems are subject to cybersecurity risk including misappropriation of patron information or other breaches of information security.
We rely on information technology and other systems to maintain and transmit patrons' personal and/or financial information, credit card information, mailing lists and other information. Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business.We have taken steps designed to safeguard our patrons' personal and financial information and have implemented systems designed to meet all requirements of the payment card industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus or unauthorized or fraudulent access or use by unauthorized individuals. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of patrons or employees or valuable technical and marketing information, as well as disruptions to our operations. Cyber attacks against companies have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. Cyber attacks may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. While, to date, we have not been subject to cyber attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of any security breach, such measures cannot provide absolute security. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

The failure to maintain the integrity of our computer systems and customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

We collect and process information relating to our employees, guests, and others for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by various jurisdictions. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union has adopted a data protection regulation known as the General Data Protection Regulation, which became fully enforceable in May 2018, that includes operational and compliance requirements with significant penalties for non-compliance. In addition, California has enacted a new privacy law, known as the California Consumer Privacy Act of 2018, which takes effect in 2020 and provides some of the strongest privacy requirements in the United States.

Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data may result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software, and tools to provide security for processing of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats including, but not limited to, computer malware, viruses, hacking and phishing attacks by third parties. In addition, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.

Risks Relating to the Development Projects

Construction of the Development Projects, some of which is still ongoing, is subject to hazards that may cause personal injury or loss of life, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

The construction of large-scale projects such as the Development Projects can be dangerous. Construction workers at our projects are subject to hazards that may cause personal injury or loss of life, thereby subjecting the contractor and us to liabilities, possible losses, delays in completion of the projects and negative publicity. In the event of such accidents, we may stop construction for several days to allow for safety inspections and investigations. We and our contractors will take safety precautions that are consistent with industry practice, but these safety precautions may not be adequate to prevent serious personal injuries or further loss of life, damage to property or delays. If such accidents occur, we may be subject to delays, including delays imposed by regulators, liabilities and possible losses, which may not be covered by insurance, and our business, prospects and reputation may be materially and adversely affected.

The costs associated with the Development Projects may increase due to risks inherent in the design and development of such projects and their construction.

The costs associated with the Development Projects may increase due to factors including unanticipated design, construction, regulatory and environmental problems. We could also experience:

•	changes to plans and specifications, even after the opening of such facilities;

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	inability to meet MWBE participation goals;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any third parties on whom we place reliance;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

The occurrence of any of these development and construction risks could increase the total costs of the Development Projects or delay or prevent the construction or opening or otherwise affect the design and features of the Development Projects, all of which could materially adversely affect our financial condition and cause us to require additional external financing.

The Casino and The Alder have limited operating history and the Golf Course has no operating history. Our expectations for the operations of such properties may not serve as an adequate basis to judge our future operating results and prospects.
The Casino has limited historical information and The Alder opened in January 2019. There is no historical information about the Golf Course Project, which is still under development. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as a company that recently began operating a major new development project and gaming business in a rapidly growing and intensely competitive market.
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

If we are unable to complete any of these tasks, we may be unable to complete and operate the Casino, The Alder and, when completed, the Golf Course Project, in the manner we contemplate and generate revenues in the amounts and by the times we anticipate. If any of these events were to occur, it would have a material adverse effect on our business and prospects, financial condition, results of operations and cash flows.

Even if the Casino, The Alder and the Golf Course Project are completed as planned and opened, they may not be financially successful, which would limit our cash flow and would materially adversely affect our operations and our ability to repay our debt.
Even if the Casino, The Alder and the Golf Course Project are completed as planned, one or more still may not be a financially successful venture or generate the cash flows that we anticipate. We cannot assure that the level of consumer demand for the Casino or for the type of luxury amenities that we offer will meet our expectations, and we may not attract the level of patronage that we are seeking. If the Casino, The Alder or the Golf Course Project do not attract sufficient business, this will limit our cash flow and would materially adversely affect our operations and our ability to service payments under our debt agreements. If any of these issues were to occur, it could adversely affect our prospects, financial condition, or results of operations.

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

Kien Huat is the beneficial holder of 28,914,606 shares of our common stock, representing approximately 84.0% of our voting power as of March 14, 2019. Pursuant to the terms of the Kien Huat 2018 Preferred Stock Commitment Letter, Kien Huat currently holds 320 shares of Series F Preferred Stock, which are convertible into an aggregate of 1,600,000 shares of common stock, as of March 14, 2019. If Kien Huat exercised such conversion option, Kien Huat's common stock holdings would increase to to 30,514,606 shares of our common stock, representing approximately 88.6% of our voting power as of March 13, 2019.

Under the terms of an investment agreement dated November 12, 2009 (the "2009 Investment Agreement"), Kien Huat is entitled to recommend three directors candidates whom we are required to cause to be elected or appointed to our Board of Directors (“Board”), subject to the satisfaction of all legal and governance requirements regarding service as a director and to the reasonable approval of the Corporate Governance and Nominations Committee of our Board. Kien Huat will continue to be entitled to recommend three directors candidates for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election to our Board will be reduced proportionally to Kien Huat’s percentage of ownership. Under the 2009 Investment Agreement, for so long as Kien Huat is entitled to recommend nominees to serve as Board members, among other things, Kien Huat will have the right to nominate one of its director designees to serve as the Chairman of the Board. Emanuel Pearlman has been appointed to serve as Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, our Board will be prohibited under the terms of the Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors recommended by Kien Huat and elected by shareholders. Consequently, Kien Huat has the ability to exert significant influence over our policies and affairs, including the election of our Board and the approval of any action requiring a stockholder vote, such as approving amendments to our certificate of incorporation and mergers or sales of substantially all of our assets, as well as other matters. Although Kien Huat has expressed no interest in doing so, Kien Huat is not restricted from acquiring additional shares of our common stock, including through open market purchases. However, on February 17, 2016, and as amended on December 28, 2017, we entered into a letter agreement with Kien Huat (the "Kien Huat Letter Agreement"), wherein Kien Huat agreed, for a period of four years from the date of the Kien Huat Letter Agreement, to seek certain approvals of the Board and minority shareholders in connection with any "going-private" transaction. Notwithstanding the Kien Huat Letter Agreement, this concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire or force the sale of our company on terms undesirable to other stockholders.

Risks Relating to the Market Value of Our Common Stock

The Racing, Pari-Mutuel Wagering and Breeding Law of New York State requires our stockholders to possess certain qualifications. If the NYSGC believes a stockholder does not meet its subjective determination, a stockholder may be forced to sell any stock they hold and such sale may result in a material loss of investment value for the stockholder.

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

The market price of our common stock has in the past been, and may in the future continue to be, illiquid and volatile. For instance, between January 1, 2018 and March 14, 2019, the closing price of our common stock has ranged between $6.42 and $30.90 per share. A variety of events may cause the market price of our common stock to fluctuate significantly, including, but not limited to the following:

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
During the past three fiscal years, we did not declare or pay any cash dividends with respect to our common stock. Pursuant to the terms of the Bangkok Bank Loan Agreement, neither Empire nor any of its subsidiaries is permitted to declare or pay any dividends or make other payments to purchase, redeem, retire or otherwise acquire any capital stock of the Company. Such restriction will lapse upon the payment in full of any amounts outstanding under the Bangkok Bank Loan Agreement. We do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. There can be no assurance that we will have, at any time, sufficient surplus under Delaware law to be able to pay any dividends.

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
Future sales of substantial amounts of shares of our common stock in the public market, including pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter , or the perception that such sales are likely to occur could affect the market price of our common stock. Kien Huat’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to our Racing Operations

The continuing decline in the popularity of horse racing, decline of the horse population and increasing competition in simulcasting could adversely impact the business of Monticello Casino and Raceway.

Since the mid-1980s, there has been a general decline in the number of people attending and wagering at live horse races at North American racetracks due to a number of factors, including increased competition from other forms of gaming, unwillingness of guests to travel a significant distance to racetracks and the increasing availability of off-track wagering. The declining attendance at live horse racing events has prompted racetracks to rely increasingly on revenues from inter-track, off-track and account wagering markets. The industry-wide focus on inter-track, off-track and account wagering markets has increased competition among racetracks for outlets to simulcast their live races. In each of 2018, 2017 and 2016, we generated approximately $2.9 million of revenues from the import and export simulcasting of out-of-state racing, of which approximately $1.4 million in each year was due to the horsemen. A continued decrease in attendance at live events and in on-track wagering, continued decline in the horse population and available drivers, as well as increased competition in the inter-track, off-track and account wagering markets, could lead to a decrease in the amount wagered at Monticello Casino and Raceway. Our business plan anticipates the possibility of Monticello Casino and Raceway attracting new guests to our racetrack wagering operations through VGMs in order to offset the general decline in raceway attendance. However, even if our VGM operations attract new guests to our racetrack, we may not be able to generate profit from operations. Public tastes are unpredictable and subject to change. Any further decline in interest in horse racing or any change in public tastes may adversely affect our revenues and, therefore, limit our ability to make a positive contribution to our results of operation.

Risks Relating to the Collaboration

There can be no assurance that the New York State will enact regulations and/or laws allowing the offering of the bet365 Sportsbook Services or the bet365 Gaming Services, in which case we may never sell additional shares to bet365 under the Collaboration Agreement or otherwise generate any Collaboration Revenues from the Collaboration Agreement.

The Gaming Act provides, among other things, that sports betting at gaming facilities such as the Casino is unlawful unless there has been a change in federal law authorizing such activity or upon ruling of a court of competent jurisdiction that such activity is lawful. In May 2018, the Supreme Court of the United States decided that the Professional and Amateur Sports Protection Act of 1992, which effectively outlawed sports betting nationwide, was unconstitutional. Therefore, upon the enactment of relevant regulations by the NYSGC, the Company may implement sports betting as part of the gaming experience at the Casino. In addition, if the State of New York enacts laws during the term of the Collaboration Agreement allowing the offering of the bet365 Online Gaming Services, the Company may participate with bet365 in offering online sports betting and online casino games. We can provide no assurance that the NYSGC will enact such regulations enabling the bet365 Sportsbook Services, that New York State will legalize the bet365 Gaming Services or such regulations and legislation will be enacted during the term of the Collaboration Agreement. Unless New York State promulgates the regulations enabling the Company to offer the bet365 Sportsbook Services or any of the bet365 Gaming Services during the term of the Collaboration Agreement, the Company’s ability to generate revenues under the Collaboration Agreement will be materially adversely affected.

The NYSGC may deem bet365 a person unsuitable to offering any of the bet365 Sportsbook Services or bet365 Gaming Services pursuant to the Collaboration Agreement or the bet365 Investor unsuitable to own equity interests in the Company, in which case we may never sell the shares not yet issued to bet365 under the Collaboration Agreement, we may need to repurchase the shares previously purchased by bet365 pursuant to the terms of applicable gaming laws and our Second Amended and Restated Certificate of Incorporation, and we may never generate any Collaboration Revenues from the Collaboration Agreement.

The ownership of equity interest in the Company and the management and operation of gaming services are subject to extensive state laws and regulations administered by the NYSGC. These laws and regulations concern the responsibilities, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and require such parties to obtain certain licenses, permits and approvals. In addition, the licenses, permits and approvals generally expire after a relatively short period and thus require frequent renewals and reevaluations. Obtaining these licenses, permits and approvals in the first place and the renewal process involves a subjective determination by the NYSGC. If bet365 or bet365 Investor do not obtain and maintain the required licenses, permits and approvals, we may never sell the shares not yet issued to bet365, we may need to repurchase the shares previously purchased by bet365, and we may never generate any Collaboration Revenues from the Collaboration Agreement. If, after receipt of a license, permit or approval bet365 or bet365 Investor are required to divest their interest in the Company or the operation of the bet365 Sportsbook Services or bet365 Gaming Services, we risk losing our Gaming Facility License unless such divestiture occurs.

Following the receipt of approval of bet365 Investor's ownership of the shares or the enactment of the regulations and/or laws necessary to enable the offering of the bet365 Sportsbook Services and/or the bet365 Gaming Services, bet365 may determine the Collaboration Agreement is not commercially viable, in which case it may terminate the Collaboration Agreement. If bet365 terminates the Collaboration Agreement pursuant to this right, the Company’s ability to offer commercially competitive sports betting and online gaming services may be materially adversely affected.

Following the enactment of the regulations and/or laws necessary to enable the offering of the bet365 Sportsbook Services and/or the bet365 Gaming Services, the parties will monitor and assess such applicable gaming laws that affect the transactions contemplated by the Collaboration Agreement. To the extent that bet365 has a good faith concern that, as a result of provisions of the applicable gaming regulations and/or laws, the obligations of bet365 under the Collaboration Agreement will not be commercially viable, then the parties will discuss in good faith and engage in advocacy efforts to modify the applicable gaming laws. If in bet365’s good faith opinion it will not be commercially viable to operate the bet365 Gaming Services, bet365 can terminate the Collaboration Agreement. If bet365 terminates the Collaboration Agreement, we may not be able to compete successfully for gaming customers with established sports betting or online gaming service providers, which may have a significant adverse effect on our ability to generate any revenue from sports betting or online gaming services in New York State.

In the event the market price or fair market value of the Company’s common stock will be below $20 on the Trigger Date, bet365 will receive the Preferred Distribution in the amount of the Common Stock Delta, which will reduce or delay the Company’s receipt of a share of profits from the Collaboration Revenue.

After all gaming taxes have been paid and the parties have recouped their costs and expenses from the Collaboration Revenue, bet365 is entitled to receive from the Collaboration Revenue a distribution equal to 50% of the positive difference, if any, between $20 and the value of the Company’s common stock (measured in accordance with the Collaboration Agreement) on the Trigger Date multiplied by the number of shares of common stock bet365 then holds. The Preferred Distribution, if any, will be payable from the Collaboration Revenue on a monthly basis over a period of three years. The payment of a Preferred Distribution from the Collaboration Revenue will defer and may materially adversely affect the amount of profits the Company receives from the Collaboration Revenue.

Even if New York State enacts regulations and/or laws permitting the bet365 Sportsbook Services and/or the bet365 Gaming Services during the term of the Collaboration Agreement, the bet365 Collaboration may never be profitable for the Company.

There is no operating history between the Company and bet365, and the proposed transaction is highly speculative. The success of the bet365 Collaboration is dependent on the enactment by New York State of the regulations and laws required to allow the Company and bet365 to provide the products and services contemplated by the Collaboration Agreement. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect the bet365 Collaboration and our ability to commercialize any products or services pursuant thereto. Even if the products and services contemplated by the bet365 Collaboration obtain the necessary approvals of New York State, our products and services may fail to achieve market acceptance and we may never become profitable. Even if the bet365 Collaboration achieves profitability in the future, we may not be able to sustain profitability in subsequent periods. As a result, our stockholders may never benefit from the transaction.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

The Casino, The Alder and the Golf Course Project

The Casino and The Alder are located at the site of the Destination Resort on approximately 1,700 acres in the Town of Thompson in Sullivan County, New York, which is owned by EPR Properties, an entity unrelated to the Company. The Golf Course Project is being developed on a parcel adjacent to the Casino and The Alder. The Company also has opportunities for future expansion on the existing and adjacent parcels within the Destination Resort. The Project Parties lease from subsidiaries of EPR Properties the parcels on which the Development Projects are located. The terms of such leases are described below.

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

The following table represents the future fixed rent payments under the Casino Lease at December 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2019 (1)	$7,500
2020 (1)	7,500
2021 (1)	8,000
2022 (1)	8,100
2023 (1)	8,100
2024 to 2056 (1)	$338,424

(1)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent will equal $7.5 million per year, subject to an eight percent escalation every five years (the "Base Amount").

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

Golf Course Lease

On December 28, 2015, ERREI entered into the Golf Course Lease with the Destination Resort Developer for the lease of the parcel on which the Golf Course will be developed (the "Golf Course Parcel"). The terms of the Golf Course Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Golf Course Lease, there is no percentage rent due.

The following table represents the future fixed rent payments under the Golf Course Lease at December 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2019 (1) (2)	$63
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 (2)	150
2024 to 2056 (2) (3)	$7,483

(1)
From the date the Golf Course Lease commenced and until the date on which the Golf Course opens for business, which is expected to be in Summer 2019 (the "Golf Course Opening Date"), fixed rent payments will equal $0.

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

The Alder Lease

On December 28, 2015, ERREII entered into the Alder Lease with the Destination Resort Developer, for the lease of the parcel on which The Alder was constructed (the "Alder Parcel" and, together with the Casino Parcel and the Golf Course Parcel, the "Project Parcels"). The terms of the Alder Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Alder Lease, there is no percentage rent due.

The following table represents the future fixed rent payments under the Alder Lease at December 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2019 (1) (2)	$150
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 (2)	150
2024 to 2056 (2) (3)	7,542

(1)	Prior to January 2, 2019 (the "Alder Opening Date"), fixed rent payments were equal to $0.

(2)	From January 2, 2019, and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From January 2029 through the remainder of the term of the Alder Lease, fixed rent will equal $250,000 per year.

The Alder Lease is a net lease and ERREII is obligated to pay the rent payable under the Alder Lease and other costs related to ERREII's use and operation of the Alder Parcel, including the special district tax assessments allocated to the Alder Parcel, not to exceed the capped dollar amount applicable to the Alder Parcel. This obligation will not be assessed against ERREII prior to 60 months following the Alder Lease Commencement Date.

On January 24, 2017, each of the Casino Lease, the Golf Course Lease and the Alder Lease were amended to correct scrivener’s errors in the legal descriptions of the Project Parcels.

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

Under the Purchase Option Agreement, EPR also granted to Montreign Operating a right of first offer ("ROFO") with respect to all or any portion of the Resort Property. Under the terms of the ROFO, if EPR makes an offer to or rejects an offer made by Montreign Operating, then EPR is precluded for a period of six months from transferring the designated portion of the Resort Property at a price and on terms which are on the whole substantially equivalent to or worse than those proposed or accepted by Montreign Operating. The ROFO commenced on December 28, 2015 and will continue in full force and effect until EPR has sold, leased, licensed or otherwise transferred all of the Resort Property.

Monticello Land
Monticello Casino and Raceway is located on a 232-acre parcel of land in Monticello, New York, which is held in fee by MRMI. Monticello Casino and Raceway includes pari-mutuel wagering facilities (including simulcasting), a paddock, exterior barns and related facilities for the horses, drivers, and trainers. In addition, our VGM operation is conducted at Monticello Casino and Raceway, which includes a 45,000-square foot gaming floor. The corporate offices of the Company are located at Monticello Casino and Raceway.

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
Holders
According to Continental Stock Transfer & Trust Company, the Company's transfer agent, there were approximately 200 holders of record of our common stock at March 14, 2019.
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
The Board authorized the cash payment of Series B Preferred Stock quarterly dividends for the 2018 calendar year. Payments in the amount of $32,087 were made on April 2, 2018, July 3, 2018, October 1, 2018 and January 2, 2019, respectively.
The Series F Preferred stock is entitled to receive, and the Company will pay, dividends on shares of Series F Preferred Stock equal (on an as-converted basis) to and in the same form as dividends actually paid on shares of common stock of the Company, when, as and if such dividends are paid on shares of the common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	(1)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights or vesting of restricted stock units (column - a)		Weighted- average exercise price of outstanding options, warrants and rights or vesting of restricted stock units (column - b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (column - c)
2015 - Equity compensation plan approved by security holders	233,034	(2)	$—	2,280,701
Total	233,034		$—	2,280,701

(1)	This amount reflects restricted stock units granted under our 2015 Equity Incentive Plan.

(2)	All restricted stock units have no exercise price. Total includes both unvested and vested but not yet settled restricted stock units.

Performance Graph

The following graph shows a comparison of the five-year total cumulative returns of an investment of $100 in cash on December 31, 2013 in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) S&P 500, and (iv) the Dow Jones U.S. Gambling Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).

This stock performance graph will not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor will it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).
Comparison of $100 invested on December 31, 2013 in Empire common stock or in the indexes listed below, including reinvestment of dividends:

	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Empire Resorts Inc.	$100.00	$160.33	$74.38	$94.01	$111.57	$41.86
S&P 500	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
Dow Jones U.S. Gambling Index	$100.00	$79.20	$58.67	$72.87	$99.17	$66.80
Nasdaq Composite Index	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87

Item 6.	Selected Financial Data
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

	Fiscal Year Ended December 31, (amounts in thousands, except per share data):
	2018	2017	2016	2015	2014
Statement of Operations
Revenues:
Gaming	$156,546	$60,540	$59,633	$60,463	$59,831
Racing	5,335	5,820	5,957	6,177	4,684
Food and beverage	20,056	2,560	3,571	3,893	3,981
Room	7,345	—	—	—	—
Other	5,563	973	1,140	1,101	1,018
Gross revenues	194,845	69,893	70,301	71,634	69,514
Less: Promotional allowances	—	(4,042)	(2,847)	(3,468)	(4,288)
Net revenues	194,845	65,851	67,454	68,166	65,226
Total operating costs and expenses	283,909	95,768	91,137	102,126	79,912
Loss from operations	(89,064)	(29,917)	(23,683)	(33,960)	(14,686)
Other expense	(561)	—	—	—	—
Interest expense	(49,835)	(19,269)	(524)	(2,643)	(9,219)
Interest income	873	2,842	10	—	—
Loss before income taxes	(138,587)	(46,344)	(24,197)	(36,603)	(23,905)
Income tax provision	109	—	—	7	7
Net loss	(138,696)	(46,344)	(24,197)	(36,610)	(23,912)
Dividends on preferred stock	(128)	(128)	(168)	(178)	(188)
Net loss applicable to common stockholders	$(138,824)	$(46,472)	$(24,365)	$(36,788)	$(24,100)

Weighted average common shares outstanding:
Basic	32,882	30,981	28,221	10,749	9,286
Diluted	32,882	30,981	28,221	10,749	9,286
Loss per common share:
Basic	$(4.22)	$(1.50)	$(0.86)	$(3.42)	$(2.60)
Diluted	$(4.22)	$(1.50)	$(0.86)	$(3.42)	$(2.60)

	Fiscal Year Ended December 31, (amounts in thousands, except per share data):
	2018	2017	2016	2015	2014
Other Data:
Net cash provided by / (used in):
Operating activities	$(66,698)	$(34,304)	$(13,189)	$(31,380)	$(15,492)
Investing activities, including capital costs	(76,089)	(416,722)	(225,279)	(20,298)	(1,549)
Financing activities	139,482	465,607	253,717	51,655	15,950
Capital expenditures	(1,012)	(2,007)	(1,974)	(767)	(1,542)
Capitalized Development Projects costs	(204,524)	(300,277)	(157,305)	(4,074)	—

Balance Sheet Data:
Cash and cash equivalents	$28,338	$10,380	$11,012	$6,412	$6,435
Total assets	846,426	832,238	339,758	65,418	39,867
Total long-term debt, net of debt issuance costs	495,693	455,148	—	17,426	17,426
Series E Preferred Stock payable, including current portion	—	—	—	30,480	30,480
Stockholders' equity/(deficit)	211,839	271,321	279,566	(1,459)	(17,101)

Operating Data:
Total number of video gaming machines	1,090	1,110	1,110	1,110	1,110
Total number of video lottery terminals	1,070	1,070	1,070	1,070	1,090
Total number of electronic table games positions	20	40	40	40	20

Total number of slot machines	2,156	—	—	—	—
Total number of table game positions	163	—	—	—	—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Our indirect wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located at the approximately 1,700-acre site of a four-star destination resort (the "Destination Resort") in Sullivan County, New York, approximately 90 miles from New York City. The Destination Resort in which Resorts World Catskills is located also includes a 101-room lifestyle hotel ("The Alder") adjacent to the Casino. The Alder is owned and operated by Empire Resorts Real Estate II, LLC ("ERREII"), a wholly-owned subsidiary of Montreign Operating. Empire Resorts I, LLC ("ERREI"), which is a wholly-owned subsidiary of Montreign Operating, is developing a golf course (the "Golf Course Project" and, together with the Casino and The Alder, the "Development Projects") at the Destination Resort.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a video gaming machine ("VGM") and harness horseracing facility. The Company recently announced that VGM operations and food and beverage service at Monticello Casino and Raceway will cease on or about April 23, 2019. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.

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

Revenue recognition and Promotional allowances

Gaming revenue is the net difference between gaming wagers and payouts for prizes, non-subsidized free play and accruals related to the anticipated payout of progressive jackpots. Progressive jackpots contain base jackpots that increase at a progressive rate based on the credits played and are charged to revenue as the amount of the jackpots increase. The Company recognizes gaming revenues before deductions of such related expenses as NYSGC share of VGM revenue and the Monticello Harness Horsemen’s Association (the “MHHA”) and Agriculture and New York State Horse Breeding Development Fund’s contractually required shares of revenue.

Food, beverage, room, racing, retail, entertainment and other services are recognized at the time such service is performed or delivered (i.e., for food and retail revenue). Racing revenue is generally pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks. We recognize racing revenues before deductions of such related expenses as purses, stakes and awards. Some elements of the racing revenues from Off-Track Betting Corporations are recognized as collected, due to uncertainty of receipt of and timing of payments.

Net revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 606, “Revenue from Contracts with Customers”.
Prior to January 1, 2018, the Company operated a promotional program without patron membership fees. The retail value of complimentary food, beverages and other items provided to our guests was included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated cost of providing such food, beverage, room, retail, entertainment and other items was included in gaming, food, beverage, room, racing and other expenses. In addition, promotional costs including non-subsidized free play offered to the Company's guests based on their relative gaming worth and prizes included in certain promotional marketing programs was included in marketing expenses.
Subsequent to the adoption of ASC 606 on January 1, 2018, complimentary food and beverage revenues and room revenues are included in food and beverage revenues, room revenues, and other revenues, with a corresponding decrease to gaming revenues, in the unaudited condensed consolidated statements of operations.

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
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount we expect to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company's judgment of collectability. In the normal course of business, the Company settles wagers for other racetracks and are exposed to credit risk. These wagers are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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

Stock-based compensation

The cost of all stock-based awards to employees, including grants of employee stock options, restricted stock and restricted stock units ("RSUs"), is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of stock-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.

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

Results of Operations - Fiscal 2018 Compared to Fiscal 2017
The results of operations for the years ended December 31, 2018 and 2017 are summarized below (dollars in thousands):

	2018	2017	Variance $	Variance %
Revenues:
Gaming	$156,546	$60,540	$96,006	158.6%
Racing	5,335	5,820	(485)	(8.3)%
Food and beverage	20,056	2,560	17,496	683.4%
Room	7,345	—	7,345
Other	5,563	973	4,590	471.7%
Gross revenues	194,845	69,893	124,952	178.8%
Less: Promotional allowances	—	(4,042)	4,042	(100.0)%
Net revenues	194,845	65,851	128,994	195.9%
Operating costs and expenses:
Gaming	126,186	44,486	81,700	183.7%
Racing	8,049	5,229	2,820	53.9%
Food and beverage	25,453	4,221	21,232	503.0%
Room	8,161	—	8,161
Other	191	259	(68)	(26.3)%
Selling, general and administrative	68,518	18,498	50,020	270.4%
Development Projects	12,574	21,558	(8,984)	(41.7)%
Amortization of gaming license	5,784	—	5,784
Depreciation	28,993	1,517	27,476	N.M.
Total operating costs and expenses	283,909	95,768	188,141	196.5%
Loss from operations	(89,064)	(29,917)	(59,147)	197.7%
Other expense	(561)	—	—	N.M.
Interest expense	(49,835)	(19,269)	(30,566)	158.6%
Interest income	873	2,842	(1,969)	(69.3)%
Loss before income taxes	(138,587)	(46,344)	(92,243)	199.0%
Income tax provision	109	—	109
Net loss	$(138,696)	$(46,344)	$(92,352)	199.3%

Gaming Revenues and Expenses
Gaming revenues increased by $96.0 million, or 158.6%, for the 12 months ended December 31, 2018 ("fiscal 2018") as compared to the 12 months ended December 31, 2017 ("fiscal 2017"), from $60.5 million to $156.5 million. The increase in gaming revenues was primarily due to revenues generated by the Casino, which generated $178.2 million in gross gaming revenue in fiscal 2018. Monticello Casino and Raceway ("MCR") generated $32.5 million in gross gaming revenue during fiscal 2018 as compared to $60.5 million for the fiscal 2017 period. The decrease in gaming revenue at MCR was primarily due to decreased visits by gaming patrons to MCR relating to the opening of the Casino, which is proximate to MCR. The Company recorded $57.4 million of complimentary revenue reclassifications during fiscal 2018, primarily due to the increase in business at the Casino during fiscal 2018, as a result of the disclosure changes due to the implementation of ASC 606.
Gaming expenses increased $81.7 million, or 183.7%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $44.5 million to $126.2 million. The increase in gaming expenses was primarily due to expenses generated by the Casino, which includes gaming taxes and payroll expenses, partially offset by an increase in the commission rate associated with operations at MCR. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.

Racing Revenues and Expenses
Racing revenues decreased approximately $0.5 million, or 8.3%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $5.8 million to $5.3 million. The decrease in racing revenues is primarily due to a decrease in revenues from regional OTBs for racing as compared to the fiscal 2017 period. Racing expenses increased $2.8 million, or 53.9%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $5.2 million to $8.0 million. The increase in racing expenses of $2.8 million is primarily due to larger purse contributions and higher fees required by regulation to be paid by the Company as a result of the Casino opening.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $17.5 million, or 683.4%, for the fiscal 2018 period as compared to the fiscal 2017 period, from approximately $2.6 million to $20.1 million due to the opening of the new food venues at the Casino. Food and beverage expenses increased $21.2 million, or 503.0% for the fiscal 2018 period as compared to the fiscal 2017 period, from $4.2 million to $25.5 million. The increase was primarily due to the opening of the Casino and its attendant additional food venues, which increased costs for food, beverage and supplies, as well as payroll expense.
Room Revenues and Expenses
The Casino generated approximately $7.3 million in room revenue for the fiscal 2018 period due to the Casino opening. We incurred room expenses of approximately $8.2 million, which is primarily due to payroll and benefit expenses.
Other Revenues and Expenses
Other revenues consist primarily of ATM revenues at the Casino, as well as retail sales and commissions from the sale of lottery tickets. Other revenues increased by approximately $4.6 million, or 471.7%, during the fiscal 2018 period as compared to the fiscal 2017 period, from approximately $1.0 million to approximately $5.6 million, primarily due to an increase in ATM revenues along with the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $0.1 million, or 26.3%, during the fiscal 2018 period as compared to the fiscal 2017 period, from approximately $0.3 million to approximately $0.2 million, due to the reduction of staffing at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $50.0 million, or 270.4%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $18.5 million to $68.5 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and a license fee, in connection with the use of the Resorts World brand relating to the Casino.
Development Projects Expenses
Development Projects expenses decreased by $9.0 million, or 41.7%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $21.6 million to $12.6 million. The decrease was primarily due to the Casino opening in February 2018, at which time costs associated with the Casino ceased to be capitalized. The Casino opened to the public on February 8, 2018 and the penthouse suites at the Casino, along with The Alder, were substantially completed on January 1, 2019. The Golf Course Project is under development. Costs associated with these Development Projects are primarily capitalized and will be included in Capitalized Development Projects Costs on the consolidated balance sheet until the project is completed.

Interest expense
Interest expense increased $30.6 million, or 158.6%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $19.3 million to $49.8 million. The increase in interest expense was primarily due to increased borrowings under the Term Loan Facility in fiscal 2018 to finance the substantial completion of the Casino and The Alder projects and the reduction to capitalized interest expense for the fiscal 2018 period as compared to the fiscal 2017 period due to the opening of the Casino. Upon the opening of the Casino, interest expense for the Term Loan Facility associated with the construction of the Casino could no longer be capitalized.

Interest income
Interest income decreased approximately $2.0 million, or 69.3%, for the fiscal 2018 period as compared to the fiscal 2017 period, from $2.8 million to $0.9 million. The decrease in interest income is due to the reduction in unused proceeds of the Term Loan Facility invested in restricted cash and investments for Development Projects during the fiscal 2018 period as such funds were used to support the construction of the Development Projects.

Results of Operations - Fiscal 2017 Compared to Fiscal 2016
The results of operations for the years ended December 31, 2017 and 2016 are summarized below (dollars in the table in thousands):

	2017	2016	Variance $	Variance %
Revenues:
Gaming	$60,540	$59,633	$907	2%
Racing	5,820	5,957	(137)	(2)%
Food and beverage	2,560	3,571	(1,011)	(28)%
Other	973	1,140	(167)	(15)%
Gross revenues	69,893	70,301	(408)	(1)%
Less: Promotional allowances	(4,042)	(2,847)	(1,195)	42%
Net revenues	65,851	67,454	(1,603)	(2)%
Operating costs and expenses:
Gaming	44,486	44,238	248	1%
Racing	5,229	5,174	55	1%
Food and beverage	4,221	4,732	(511)	(11)%
Other	259	268	(9)	(3)%
Selling, general and administrative	18,498	22,414	(3,916)	(17)%
Development Projects	21,558	12,970	8,588	66%
Depreciation	1,517	1,341	176	13%
Total operating costs and expenses	95,768	91,137	4,631	5%
Loss from operations	(29,917)	(23,683)	(6,234)	26%
Interest expense	(19,269)	(524)	(18,745)	N.M.
Interest income	2,842	10	2,832	N.M.
Loss before income taxes	(46,344)	(24,197)	(22,147)	92%
Income tax provision	—	—	—
Net loss	$(46,344)	$(24,197)	$(22,147)	92%
Gaming revenue
Gaming revenue increased by approximately $0.9 million, or 2%, for the fiscal 2017 period as compared to the 12 months ended December 31, 2016 ("fiscal 2016"), from $59.6 million to $60.5 million. The increase in non-subsidized free play of $1.7 million, was a primary driver for the revenue increase. Handle decreased by approximately $10.1 million, or 1.1%, for the same period. The average daily win per unit decreased from $147.05 in fiscal 2016 to $143.11 in fiscal 2017. VGM hold percentage remained unchanged at 6.4% in fiscal 2017 versus fiscal 2016. The severe weather during the first quarter of the fiscal 2017 period significantly impacted gaming revenue. During the second and third quarters of the fiscal 2017 period, we made a concentrated effort to reduce our marketing to lower-tier unprofitable player segments and we increased our marketing efforts to attract mid- and high-level tier players. While this results in lower overall win due to fewer players, it generally increases overall player profitability. During fiscal 2017, the Company recorded $4.0 million for the cost of promotional allowances associated with the complimentary promotional benefits granted to gaming patrons.

Racing revenue

Racing revenue decreased by $0.1 million in fiscal 2017 as compared to fiscal 2016. The decrease in racing revenue was primarily due to a decrease in the horse population and the number of available drivers during fiscal 2017, resulting in fewer races.

Food and beverage revenue

Food and beverage revenue decreased by $1.0 million in the fiscal 2017 period as compared to the fiscal 2016 period. During the fourth quarter of the fiscal 2016 period, the Company renovated the Terrace Room, which was closed from November 5 through December 19, 2016. The Terrace Room reopened as the Upper Deck, an a la carte restaurant on December 19, 2016.

The Company closed the buffet restaurant at MCR on December 19, 2016. The Company opened a new sports bar, named the Press Box, in May 2017. Although the sports bar increased revenue volumes late in the fiscal 2017 period, it did not offset the loss in revenue from the buffet closure. These changes, along with the business disruption during the construction period, caused the reduction in food and beverage revenues at MCR during the fiscal 2017 period as compared to the fiscal 2016 period.

Other revenue

Other revenue decreased by approximately $0.2 million in the fiscal 2017 period as compared to the fiscal 2016 period, primarily due to a decrease in ATM revenue and an increase in fixed asset disposals in the fiscal 2017 period.

Promotional allowances

Promotional allowances increased by $1.2 million, or 42%, in the fiscal 2017 period as compared to the fiscal 2016 period, from $2.8 million to $4.0 million. Non-subsidized free play (free play subject to NYSGC and other commissions) increased approximately $1.7 million. Coupons, discounts and promotions decreased by $0.5 million in the fiscal 2017 period due to the reduction in promotional activity after closing of the buffet and renovation of the Terrace Room at MCR. Players club awards decreased by $0.1 million in the fiscal 2017 period as compared to the fiscal 2016 period.

Gaming expenses

Gaming expenses increased by approximately $0.2 million, or 1%, in fiscal 2017 as compared to fiscal 2016, from $44.2 million to $44.5 million, primarily due to higher NYSGC and other commissions of approximately $0.5 million, resulting from higher gaming revenue. Partially offsetting these increases were decreases in gaming wages and related benefits of approximately $0.2 million as compared to fiscal 2016, primarily due to lower payroll related expenses. Other gaming expenses decreased by approximately $0.1 million, primarily due to lower utilities expenses.

Food, beverage, racing and other expenses

Food, beverage, racing and other expenses decreased approximately $0.5 million, or 5%, in the fiscal 2017 period as compared to the fiscal 2016 period, from $10.2 million to $9.7 million. The decrease was primarily caused by the decrease in cost of sales of approximately $0.5 million in the fiscal 2017 period as compared to the fiscal 2016 period, caused by lower food and beverage revenues resulting from the buffet closure at MCR. Additionally, purses were $52,000 lower than the fiscal 2016 period due to fewer races. Repairs and maintenance expenses were $41,000 lower than the fiscal 2016 period. Partially offsetting these decreases was an increase of $81,000 in racing expenses due to New York State mandated horse drug testing.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $3.9 million, or 17%, in the fiscal 2017 period as compared to the fiscal 2016 period, from $22.4 million to $18.5 million. This decrease is primarily due to the decrease in legal fees by approximately $1.0 million, attributable to higher legal fees incurred in the fiscal 2016 period related to financing efforts for the Development Projects. Additionally, a $0.8 million charge was recorded in the fourth quarter of the fiscal 2016 period related to a contingent matter which was settled in the first quarter of the fiscal 2017 period. Other professional service fees decreased in the fiscal 2017 period by approximately $2.0 million primarily due to decreased lobbying expenses in the fiscal 2017 period. Consulting fees decreased by approximately $0.8 million in the fiscal 2017 period, primarily due to costs incurred in the fiscal 2016 period for financing efforts related to the Development Projects that were not consummated. Director fees decreased $0.4 million in the fiscal 2017 period, due to the creation of the Executive Chairman position in the fiscal 2016 period. These savings were partially offset by increases in payroll and related payroll benefits of $0.6 million, due to the increase in staffing during the fiscal 2017 period and the impact of the full year annual salary for the Executive Chairman position. Real estate taxes increased $0.3 million in the fiscal 2017 period, due to the phase out of the Empire Zone Tax Credit. Insurance expense increased $0.2 million in the fiscal 2017 period, primarily due to higher director and officer insurance premiums.

Development Projects expenses

Development projects expenses increased by $8.6 million, or 66%, in the fiscal 2017 period as compared to the fiscal 2016 period, from approximately $13.0 million to $21.6 million. Payroll and related benefits costs increased $4.1 million in the fiscal 2017 period, as the Company hired the management team and staff for the Casino, primarily during latter part of the fiscal 2017 period. Bank fees increased approximately $2.0 million, due to fees associated with the Term Loan Facility. Marketing expenses increased $0.9 million, due to efforts to increase branding. Professional fees increased $0.5 million, primarily due to higher lobbying and consulting fees. Land lease and rents increased $0.4 million as compared to the fiscal 2016 period, and real estate taxes increased $0.2 million, primarily due to higher assessed valuations for the property on which Monticello Casino and Raceway is located. Other development expenses increased approximately $0.9 million, due to pre-opening expenses incurred in preparation for the Casino opening.

Interest expense
Interest expense increased $18.7 million in fiscal 2017 as compared to the fiscal 2016 period, from $0.5 million to approximately $19.3 million. The increase in interest expense was primarily due to borrowing under the Term B Loan and the Kien Huat Montreign Loan and is inclusive of $2.1 million of amortized debt issuance costs.

Interest income
Interest income increased approximately $2.8 million in the fiscal 2017 period as compared to the fiscal 2016 period. The increase in interest income is due to interest received on the investment of unused restricted cash and investments for Development Projects.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. The Company anticipates that its current cash and cash generated from operations, as well as the remaining net proceeds of the Term Loan Facility and equity financing available under the 2018 Kien Huat Preferred Stock Commitment Letter, which are discussed below, will be sufficient to meet our working capital requirements, the expected costs of the Development Projects and our anticipated debt service requirements for the next 12 months. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” of this Annual Report on Form 10‑K for a discussion of the risks related to our liquidity and capital structure.

Cash Flows

Net cash used in operating activities was approximately $66.7 million, $34.3 million and $13.2 million during the fiscal 2018, 2017 and 2016 periods, respectively. We continue to generate net losses and negative cash flows from operating activities, due to the pre-opening expenses we are incurring related to the Development Projects as well as increased costs related to the operation of the Casino. We incurred $12.6 million, $21.6 million and $13.0 million of Development Projects costs during the fiscal 2018, 2017 and 2016 periods, respectively. Operating activity for the fiscal 2018 period was significantly impacted by the opening of the Casino in February 2018. Due to the ongoing ramp up of operations at the Casino, along with continued efforts to supplement and develop managerial and operational staffing, the Company's operating losses of $138.7 million for the fiscal 2018 period were significant. Interest expense increased to $49.8 million for the fiscal 2018 period as compared to $19.3 million for the 2017 fiscal period. Operating activity for the fiscal 2018 period benefited from the reduction in Casino development expenses of $9.0 million. Our operating cash flows in fiscal 2018 were negatively impacted by severe weather during the first quarter that caused a reduction from expected revenues. The decrease in cash flow in fiscal 2018 was primarily due to the operating losses incurred by the Company and was partially offset by the increase in financing activities as the Company completed the Development Project financing totaling $115.0 million and obtained additional working capital from the $29.6 million bet365 equity investment and $11.9 million from the Series F Preferred Stock issuance.

We have had continuing net losses and negative cash flow from operating activities, including a loss from operations of $138.7 million in the fiscal 2018 period. The net loss in the fiscal 2018 period was inclusive of Development Projects costs of $12.6 million and interest expense of $48.9 million in the fiscal 2018 period.

Net cash used in investing activities was approximately $76.1 million, $416.7 million and $225.3 million during the fiscal 2018, 2017 and 2016 periods, respectively. The decrease in net cash used in the fiscal 2018 period was primarily due to spending for Capitalized Development Projects costs of $204.5 million for the fiscal 2018 period and was partially offset by the reduction of $94.5 million of investments for Development Project Costs and a refund of $35 million in cash collateral bonds required to be posted in the fiscal 2017 and 2016 periods, respectively. The increase in the fiscal 2017 period over the fiscal 2016 period was due primarily to a greater usage of restricted cash and investments for the Development Projects and higher capitalized Development

Project costs of $94.5 million and $300.3 million, respectively. In the fiscal 2017 period, we made a $20.0 million payment for the cash collateral bond required for the construction of the Casino by the NYSGC. In the fiscal 2016 period, we made a payment of $15.0 million for the cash collateral bond and $51.0 million for the Gaming Facility License. At December 31, 2017, our total assets included restricted cash and investments for the Development Projects of $110.0 million. At December 31, 2018, our total assets included approximately $21.0 million of restricted cash for the Development Projects.

Net cash provided by financing activities was approximately $139.5 million, $465.6 million and $253.7 million during the fiscal 2018, 2017 and 2016 periods, respectively. In the fiscal 2018 period, approximately $70.0 million was borrowed under the Term A Loan, $15.0 million was borrowed under the Revolving Credit Facility, $4.0 million was borrowed under the Bangkok Bank Loan and $30 million was borrowed under the Kien Huat Subordinate Loan. In November 2018, the Company issued $12.0 million of Series F preferred stock to Kien Huat Realty III Limited ("Kien Huat") and approximately $33.9 million of shares of common stock to bet365 Investor. The Company repaid $10.7 million of obligations due under the equipment loans and repaid $8.6 million of obligations due under the Term Loan Facility during the fiscal 2018 period.

In the fiscal 2017 period, approximately $441.9 million, net of discount, was borrowed under the Term B Loan and an additional $32.0 million was borrowed under the Kien Huat Montreign Loan. These amounts were partially offset by payments of $23.9 million of debt issuance costs and Interest Rate Cap fees. Furthermore, approximately $16.0 million was borrowed pursuant to the Bangkok Bank Loan in the fiscal 2017 period. In connection with the Bangkok Bank Loan, the Kien Huat Montreign Loan was exchanged for shares of common stock in full satisfaction of such loan in the fiscal 2017 period. During the fiscal 2016 period, approximately $286.0 million was received from the January 2016 Rights Offering, which was net of approximately $4.0 million of expenses, and $30.7 million of such proceeds was used to redeem the Series E Preferred Stock. At December 31, 2018, the Company had $20.4 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino.

Development Project Expenditures

The Company expects the Development Projects will cost approximately $928 million, which includes $765 million of anticipated costs for construction of the Development Projects, $68 million for interest expenses, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company began construction of The Alder in March 2018 after signing a guaranteed maximum price agreement with its construction manager, which was amended to $35.2 million in December 2018. During the fall of 2018, the Company signed a contractor agreement for the Golf Course Project for a total cost of approximately $21.2 million.

As of December 31, 2018, the Company has incurred an aggregate total of $867.3 million related to the Development Projects, including $704.7 million of capitalized Development Projects costs, of which approximately $699.0 million was reclassified to property and equipment upon the opening of the Casino and The Alder, $67.6 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and incurred $44.0 million of debt issuance costs related to the Development Projects.

Principal Debt Arrangements

Term Loan Agreement

On January 24, 2017, Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017, the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the “Amended Term Loan Agreement” and, together with the Original Term Loan Agreement, the “Term Loan Agreement”). In the aggregate, the Term Loan Agreement provides Montreign Operating with loans in principal amount of $520 million (the “Term Loan Facility”). The borrowings under the Term Loan Facility are being used to fund the costs of the Development Projects.

The Term Loan Agreement provides Montreign Operating with senior secured first lien term loans consisting of $70 million of Term A Loans and $450 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Project Parties and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. In connection with the Term Loan Facility, Empire provided a completion guaranty capped at $30 million on the completion of construction of the Casino and The Alder. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a

LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. As of December 31, 2018, $64.8 million was currently outstanding under the Term A Loan and $446.6 million was outstanding under the Term B Loan.

As a condition to the Term Loan Agreement, the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan, which is discussed below, were deposited into an account controlled by the lenders under the Term Loan Facility. The Company further funded this lender-controlled account with approximately $9.9 million in the fiscal 2017 period pursuant to the Term Loan Agreement from the proceeds of the Bangkok Bank Loan, which is discussed below. In order to access the funds (including the net proceeds from the Term Loan Facility and the Kien Huat Montreign Loan) held in these lender-controlled accounts, Montreign Operating had to satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects.
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
The Term Loan Agreement contains representations and warranties, customary events of default, and affirmative, negative and financial covenants, including that the Company maintain compliance with a maximum first lien net leverage ratio not to exceed 5.00:1.00, a minimum interest coverage ratio not to exceed 2.00:1.00 and a consolidated capital expenditure covenant not to exceed $10 million of eligible expenses in any calendar year. In addition, the Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million, respectively, in each of the first three testing quarters, respectively. These financial covenants will be applicable beginning with the first fiscal quarter following the "full opening" of the Casino, as such term is defined in the Term Loan Agreement. Additionally, excess cash flow, as such term is defined in the Term Loan Agreement, must be applied towards repayment of the Term Loan Facility commencing with the fiscal year in which the "full opening" of the Casino occurs. At December 31, 2018, Montreign Operating was in compliance with all the required financial covenants.
In March 2018, the Company contributed $3.6 million to an interest reserve fund under the Term Loan Agreement. This contribution reflects the additional interest paid on the Term Loan Facility, as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 30, 2018.

Revolving Credit Agreement

On January 24, 2017, Montreign Operating also entered into a revolving credit agreement, which was subsequently amended on May 24, 2017 and December 7, 2017 (as amended, the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the initial opening of the Casino to the public. Interest will accrue on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. The Revolving Credit Facility will mature on January 24, 2022. At December 31, 2018, the Revolving Credit Facility was fully drawn.

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

Interest accrues on outstanding borrowings under the Bangkok Bank Loan Agreement at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. In addition, the Company paid commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. The Bangkok Bank Loan will mature on December 28, 2019. The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions.

The Company borrowed $16 million at the closing of the Bangkok Bank Loan, on December 28, 2017. Of this amount, the Company contributed approximately $9.9 million to Montreign Operating pursuant to the terms of the Term Loan Agreement, as discussed above. The Company subsequently borrowed an additional $2 million on each of September 4, 2018 and November 7, 2018 for the general corporate purposes of the Company. As of December 31, 2018, the Bangkok Bank Loan was fully drawn.

Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the “Backstop Maturity Date”). As of December 31, 2018, no amounts had been borrowed under the Kien Huat Backstop Loan.

Equipment Loan Agreements

The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino's hotel, information technology and other operations. The amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at December 31, 2018 and 2017 were $20.4 million and $31.1 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest, on several equipment loans with stated interest rates of zero percent, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

Equity Financings

2018 Kien Huat Preferred Stock Commitment Letter

On November 6, 2018, the Company and Kien Huat entered into a commitment letter (as amended and restated on November 9, 2018, the "2018 Kien Huat Preferred Stock Commitment Letter"), pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment

Amount") of Series F Preferred Stock on the terms set forth in the 2018 Kien Huat Preferred Stock Commitment Letter. Kien Huat committed to purchase the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018; (ii) up to $20 million no earlier than February 15, 2019; (iii) up to $20 million no earlier than May 15, 2019; (iv) up to $15 million no earlier than August 15, 2019; (v) up to $37 million no earlier than November 15, 2019; and (vi) up to $22 million no earlier than March 15, 2020.

The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Any future sales to bet365 Investor pursuant to the bet365 Common Stock Purchase Agreement will further reduce the Commitment Amount under the 2018 Kien Huat Preferred Stock Commitment Letter.

    Kien Huat is entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the 2018 Kien Huat Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.
On each of November 13, 2018 and February 20, 2019, the Company and Kien Huat entered into subscription agreements to purchase an aggregate of 320 shares of Series F Preferred Stock for an aggregate purchase price of $32 million and net proceeds to the Company (after deducting a $0.3 million funding fee due to Kien Huat) of $31.7 million.

bet365 Common Stock Purchase Agreement

On November 14, 2018, the Company entered into a sportsbook and digital gaming collaboration agreement (the “Collaboration Agreement”) with Hillside (New York) LLC, an affiliate of bet365 Group Limited (“bet365”). In connection with entering into the Collaboration Agreement, Hillside (New Media Holdings) Limited, an affiliate of bet365 ("bet365 Investor"), and the Company entered into a common stock purchase agreement (the “bet365 Common Stock Purchase Agreement”) pursuant to which bet365 Investor agreed to purchase up to 2.5 million shares of common stock of the Company at a purchase price of $20.00 per share, for an aggregate investment of $50 million.

In accordance with the bet365 Common Stock Purchase Agreement, the bet365 Investor purchased 1,685,759 shares of common stock upon execution of the bet365 Common Stock Purchase Agreement. The offer and sale of these shares was made pursuant to a shelf registration statement on Form S-3 (File No. 333-214119), which became effective on November 17, 2016, pursuant to a base prospectus dated as of November 17, 2016 contained in such registration statement and a prospectus supplement filed with the Securities and Exchange Commission on November 14, 2018. The Company received net proceeds of $33.7 million from the offering, which will be used for the general working capital purposes of the Company.

Pursuant to the bet 365 Common Stock Purchase Agreement, the bet365 Investor will be obligated to purchase the remaining 814,241 shares of common stock at $20.00 per share so long as the conditions set forth in the bet365 Common Stock Purchase Agreement are met.

After all gaming taxes have been paid and the parties have recouped their costs and expenses, bet365 may receive a distribution (the “Preferred Distribution”) equal to 50% of the positive difference, if any (the “delta”), between $20 and the value of the Company’s common stock measured on a given date (such date, the “Trigger Date”), multiplied by the number of shares of common stock then held by bet365 Investor. The Trigger Date is 30 days after the Company’s first filing of an annual or quarterly report with the Securities and Exchange Commission after bet365 recoups its costs incurred pursuant to the Collaboration Agreement. The delta will be the positive difference between $20 and the 30-day volume-weighted average price of the Company’s common stock on the Trigger Date.

The payment of a Preferred Distribution, if any, will defer and may materially adversely affect the amount of profits the Company receives pursuant to the Collaboration Agreement. If bet365 or bet365 Investor do not obtain and maintain the required licenses, permits and approvals, we may never sell the remaining 814,241 shares pursuant to the bet365 Common Stock Purchase Agreement and we may need to repurchase the shares previously purchased by bet365 Investor.

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

On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. Instruction I.B.6 of Form S-3 imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any 12-month period to the extent that the aggregate market value of our outstanding common stock held by non-affiliates (our “public float”) as of a day during the 60 days immediately preceding such sale is less than $75 million. As of March 8, 2019, our public float was $73,580,097. If our public float remains below $75 million, then at the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior 12 months in reliance on Instruction I.B.6 may not exceed one-third of our public float as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.

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
Contractual Obligations

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$377,624	$7,500	$15,500	$16,200	$338,424
Golf Course Lease (b)	8,146	63	300	300	7,483
The Alder Lease (c)	8,292	150	300	300	7,542
Term Loan A (d)	76,880	14,408	28,159	34,313	—
Term Loan B (e)	644,428	53,884	106,404	484,140	—
Equipment Loans (f)	21,735	14,880	6,855	—	—
Bangkok Bank Loan (g)	21,754	21,754	—	—	—
Operating leases (h)	4,098	2,669	1,429	—	—
Revolving Credit Facility (i)	18,563	1,161	2,326	15,076	—
Kien Huat Subordinate Loan (j)	39,725	—	39,725	—	—
Total	$1,221,245	$116,469	$200,998	$550,329	$353,449

(a)	Annual fixed rent payments under the Casino Lease are as follows: beginning September 2018, payments of $625,000 per month, escalating every five years by 8% through the end of the lease term.

(b)
Annual fixed rent payments under the Golf Course lease are as follows: (i) $0 prior to the Golf Course Opening Date, which is expected to be in the Summer of 2019; (ii) $150,000 for the first 10 years following the Golf Course Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

(c)
Annual fixed rent payments under the Alder Lease are as follows: (i) $0 prior to the Alder Opening Date, which occurred on January 1, 2019; (ii) $150,000 for the first 10 years following the Alder Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Alder Lease.

(d)	The Term A Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at December 31, 2018.

(e)	The Term B Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at December 31, 2018.

(f)
Equipment loan payments, primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts include interest payments.

(g)	The Bangkok Bank Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at December 31, 2018.

(h)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(i)	The Revolving Credit Facility is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at December 31, 2018.

(j)	The Kien Huat Subordinate Note includes accrued cumulative compounded interest and matures on December 20, 2020.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We currently have invested proceeds from the Term A and Term B Loans in money-market bank accounts. At December 31, 2018, these investments totaled approximately $27,000. We believe the short-term nature of these investments limits our exposure to interest rate risk.

The interest rate on the Term B Loan entered into on January 24, 2017, contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. In addition, the Company had $20 million of delayed draw term loans outstanding at December 31, 2018, under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017, contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at December 31, 2018, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $4.4 million for the next 12-month period ending December 31, 2018.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Empire Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire Resorts, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an adverse opinion thereon.

Change in Accounting Principles

As discussed in Note B to the consolidated financial statements, the Company has changed its presentation of restricted cash and restricted cash equivalents on the statement of cash flows due to the adoption of ASU 2016-18, Restricted Cash. This change has been applied retrospectively to all periods presented.

As discussed in Note B to the consolidated financial statements, the Company has changed its method for recognizing revenue on January 1, 2018 due to the adoption of ASU Topic 606, Revenue from Contracts with Customers.

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

Philadelphia, Pennsylvania
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Empire Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Empire Resorts, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness in the design and operation of the Company’s review control around the accounting for stock compensation expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidate statements of operations and comprehensive loss, stockholders' equity/(deficit) and cash flows for each of the three years ended December 31, 2018, and the related notes and the financial statement schedule listed in Item 15. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 (consolidated) financial statements, and this report does not affect our report dated March 15, 2019, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 15, 2019

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,338	$10,380
Restricted cash	373	693
Accounts receivable, net	5,965	1,273
Inventories	936	174
Prepaid expenses and other current assets	8,026	3,376
Total current assets	43,638	15,896
Property and equipment, net	697,679	26,863
Capitalized Development Projects costs	5,724	566,797
Restricted cash and investments for Development Projects	21,039	136,431
Intangible assets	45,216	51,000
Cash collateral for deposit bond	—	35,000
Other assets	33,130	251
Total assets	$846,426	$832,238
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$9,894	$2,686
Current portion of long-term debt	48,004	14,588
Accrued Development Projects costs	4,922	71,712
Accrued expenses and other current liabilities	33,678	7,320
Total current liabilities	96,498	96,306
Long-term loan, related party, net of debt issuance costs	30,954	—
Long-term debt, net of current portion	495,693	455,148
Other long-term liabilities	11,442	9,463
Total liabilities	634,587	560,917

Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44,258 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	—
Series F, redeemable, $20 per share redemption value, 120 shares issued and outstanding as of December 31, 2018, (aggregate liquidation value of $20 as of December 31, 2018)	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 34,403,250 and 32,559,617 shares issued and outstanding at December 31, 2018 and 2017, respectively	344	326
Additional paid-in capital	651,623	572,342
Accumulated other comprehensive loss	(219)	(315)
Accumulated deficit	(439,910)	(301,032)
Total stockholders’ equity	211,839	271,321
Total liabilities and stockholders’ equity	$846,426	$832,238
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31,
(In thousands, except for per share data)

	2018	2017	2016
Revenues:
Gaming	$156,546	$60,540	$59,633
Racing	5,335	5,820	5,957
Food and beverage	20,056	2,560	3,571
Room	7,345	—	—
Other	5,563	973	1,140
Gross revenues	194,845	69,893	70,301
Less: Promotional allowances	—	(4,042)	(2,847)
Net revenues	194,845	65,851	67,454
Operating costs and expenses:
Gaming	126,186	44,486	44,238
Racing	8,049	5,229	5,174
Food and beverage	25,453	4,221	4,732
Room	8,161	—	—
Other	191	259	268
Selling, general and administrative	68,518	18,498	22,414
Development Projects	12,574	21,558	12,970
Amortization of gaming license	5,784	—	—
Depreciation	28,993	1,517	1,341
Total operating costs and expenses	283,909	95,768	91,137
Loss from operations	(89,064)	(29,917)	(23,683)
Other expense	(561)	—	—
Interest expense	(49,835)	(19,269)	(524)
Interest income	873	2,842	10
Loss before income taxes	(138,587)	(46,344)	(24,197)
Income tax provision	109	—	—
Net loss	(138,696)	(46,344)	(24,197)
Dividends on preferred stock	(128)	(128)	(168)
Net loss applicable to common stockholders	$(138,824)	$(46,472)	$(24,365)

Weighted average common shares outstanding:
Basic	32,882	30,981	28,221
Diluted	32,882	30,981	28,221
Loss per common share:
Basic	$(4.22)	$(1.50)	$(0.86)
Diluted	$(4.22)	$(1.50)	$(0.86)

Comprehensive loss:

Net loss	$(138,696)	$(46,344)	$(24,197)
Other comprehensive gain (loss):
Unrealized gain (loss) on Interest Rate Cap	96	(315)	—
Comprehensive loss	$(138,600)	$(46,659)	$(24,197)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(In thousands)

	Preferred Stock				Common Stock		Additional paid-in capital	Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity/(Deficit)
	Series B		Series F, redeemable
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2015	44	$—	—	$0	9,561	$96	$228,512	$0	$(230,067)	$(1,459)
Dividends paid - Series B Preferred Stock	—	—	—	—	—	—	—		(295)	(295)
Kien Huat note conversion	—	—	—	—	1,332	14	17,412		—	17,426
Common stock issued from exercise of rights offering	—	—	—	—	20,139	201	285,802		—	286,003
Stock-based compensation	—	—	—	—	—	—	2,122		—	2,122
Other	—	—	—	—	124	1	(35)		—	(34)
Net loss	—	—	—	—	—	—	—		(24,197)	(24,197)
Balances, December 31, 2016	44	—	—	—	31,156	312	533,813	—	(254,559)	279,566
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—		(129)	(129)
Options exercised	—	—	—	—	2	—	16		—	16
Restricted stock forfeited for tax payment	—	—	—	—	(12)	—	(275)		—	(275)
Kien Huat note conversion	—	—	—	—	1,380	14	35,875		—	35,889
Stock-based compensation	—	—	—	—	—	—	2,155		—	2,155
Stock issued for legal settlement	—	—	—	—	34	—	758		—	758
Comprehensive loss	—	—	—	—	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	—	—	—		(46,344)	(46,344)
Balances, December 31, 2017	44	—	—	—	32,560	326	572,342	(315)	(301,032)	271,321
Adoption of ASC 606	—	—	—	—	—	—	—		(54)	(54)
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—		(128)	(128)
Common stock issued	—	—	—	—	1,686	16	30,552		—	30,568
Issuance of Series F Preferred Stock, redeemable	—	—	—	1	—	—	43,002		—	43,003
Stock Grant to Horsemen	—	—	—	—	200	2	4,718		—	4,720
Options and Option Matching Rights exercised	—	—	—	—	3	—	50		—	50
Restricted stock forfeited for tax payment	—	—	—	—	(46)	—	(967)		—	(967)
Stock-based compensation	—	—	—	—	—	—	1,926		—	1,926
Comprehensive loss	—	—	—	—				96		96
Net loss	—	—	—	—	—	—	—		(138,696)	(138,696)
Balances, December 31, 2018	44	—	—	1	34,403	$344	$651,623	$(219)	$(439,910)	$211,839
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
Cash flows provided by (used in) operating activities:	(in thousands)
Net loss	$(138,696)	$(46,344)	$(24,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,993	1,517	1,341
Amortization of gaming license	5,784	—	—
Amortization of debt issuance costs	4,645	2,091	105
Provision / (Recovery) for doubtful accounts	(21)	—	—
Non-cash interest expense	1,203	3,846	231
Loss on disposal of property and equipment	10	42	5
Stock-based compensation	7,748	2,755	2,722
Changes in operating assets and liabilities:
Inventories	(762)	—	—
Accounts receivable	(4,672)	(352)	235
Prepaid expenses and other current assets	(4,650)	785	506
Accounts payable	7,208	418	1,024
Accrued expenses and other current liabilities	26,512	938	4,839
Net cash used in operating activities	(66,698)	(34,304)	(13,189)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,012)	(2,007)	(1,974)
Capitalized Development Projects costs	(204,524)	(300,277)	(157,305)
Refund/(payment) of cash collateral for deposit bond	35,000	(20,000)	(15,000)
License fee payment for the Casino	—	—	(51,000)
Net change in investments for Development Projects	94,450	(94,449)	—
Other	(3)	11	—
Net cash used in investing activities	(76,089)	(416,722)	(225,279)
Cash flows provided by (used in) financing activities:
Proceeds from Term B Loan, net of discount	—	441,871	—
Proceeds from Term A Loan	70,000	—	—
Proceeds from Revolving Credit Facility	15,000	—	—
Proceeds from related party long-term loan	30,000	—	—
Proceeds from related party equity contribution	—	32,000	—
Principal payments on Term Loan Facility	(8,625)	—	—
Principal payments on equipment loans	(10,711)	—	—
Proceeds from rights offering, net of expenses	—	—	286,003
Proceeds from Bangkok Bank Loan	4,000	16,000	—
Issuance of common stock to bet365, net of issuance costs	29,582	—	—
Issuance of Series F Preferred Stock, redeemable	11,880	—	—
Series E Preferred Stock and dividend redemption	—	—	(30,711)
Series B Preferred Stock dividend payment	(128)	(128)	(263)
Proceeds from exercise of stock options and option matching rights	50	16	54
Payment of debt issuance costs and Interest Rate Cap fees	(598)	(23,877)	(1,278)
Other payments	(968)	(275)	(88)
Net cash provided by financing activities	139,482	465,607	253,717
Net (decrease)/ increase in cash, cash equivalents and restricted cash	(3,305)	14,581	15,249
Cash, cash equivalents and restricted cash, beginning of year	53,055	38,474	23,225
Cash, cash equivalents and restricted cash, end of year	$49,750	$53,055	$38,474
Supplemental disclosures of cash flow information:
Interest paid	$43,121	$38,755	$407
Non-cash investing and financing activities:
Conversion of long-term loan, related party into equity	$0	$35,875	$17,426
Project development costs included in accrued expenses	$4,922	$71,713	$40,783
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
Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located at the approximately 1,700-acre site of a four-season destination resort ("Destination Resort") in Sullivan County, New York, approximately 90 miles from New York City. The Destination Resort in which Resorts World Catskills is located also includes a 101-room lifestyle hotel ("The Alder"), adjacent to the Casino. The Alder is owned and operated by Empire Resorts Real Estate II, LLC ("ERREII"), a wholly-owned subsidiary of Montreign Operating. Empire Resorts I, LLC ("ERREI"), which is a wholly-owned subsidiary of Montreign Operating, is developing a golf course (the "Golf Course" and, together with the Casino and The Alder, the "Development Projects") at the Destination Resort.
    Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway currently features a video gaming machine ("VGM") and harness horseracing facility. The Company recently announced that VGM operations and food and beverage service at Monticello Casino and Raceway will cease on or about April 23, 2019. We also generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of its races to offsite pari-mutuel wagering facilities.
The gaming market in the northeastern United States is seasonal in nature. Peak gaming activities occur during the months of May through September. Although winter weather may affect our patrons' ability to reach our facilities, we expect that the availability of the overnight accommodations at the Casino and The Alder will mitigate the adverse affects of winter weather on our gaming operations.
Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. The Company anticipates that its current cash and cash generated from operations, as well as the remaining net proceeds of the Term Loan Facility and equity financing available under the 2018 Kien Huat Preferred Stock Commitment Letter, which are discussed in Note I, will be sufficient to meet our working capital requirements, the expected costs of the Development Projects and our anticipated debt service requirements for the next 12 months. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” of this Annual Report on Form 10‑K for a discussion of the risks related to our liquidity and capital structure.

Note B. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include Empire’s accounts and their wholly-owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.
Estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.
Revenue recognition
As described below, the Company adopted the provisions of new accounting standards and updates as codified in the Accounting Standards Codification ("ASC") Topic 606 regarding revenue recognition. The Company adopted this guidance as of January 1, 2018 using the modified retrospective approach. Under the modified retrospective approach, amounts presented as of December 31, 2017 and for the years ended December 31, 2017 and 2016 have not been adjusted to reflect the impact of the ASC Topic 606. This approach does not significantly impact the comparability of the 2018, 2017 and 2016 amounts. The promotional allowances recorded in 2017 and 2016 are no longer presented separately in 2018 under ASC Topic 606. The adoption of the provisions of ASC 606 resulted in an increase of $54,000 to both “Accrued expenses and other current liabilities” and “Accumulated deficit” at January 1, 2018. These increases were exclusively the result of remeasuring the loyalty program liability from a deferred cost model to a deferred revenue model. This change only impacts MRMI, since the Casino did not commence operations until February 8, 2018.

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

Food and beverage revenues, and room revenues include (i) revenues generated from transactions with patrons for such goods and/or services, (ii) revenues recognized through the redemption of points from our loyalty programs for such goods and/

or services, and (iii) revenues generated as a result of providing such goods and/or services on a complimentary basis in conjunction with gaming activities. Food and beverage revenues and room revenues are recognized when goods are delivered and services are performed. In general, performance obligations associated with these transactions are satisfied at a point-in-time, but may also be satisfied over a period of time, which is typically over the course of a patron’s stay. Advance deposits on rooms are reflected as a performance obligation liability until the goods and/or services are provided to the patron. The Company's performance obligation liabilities are included in “Accrued expenses and other current liabilities” in our consolidated balance sheets.

Racing revenues include revenue earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks. Some elements of racing revenue from Off-Track Betting Corporations are recognized as collected, due to uncertainty of receipt and timing of payments.

Other revenues primarily include commissions received on ATM transactions and cash advances, as well as lottery tickets, which are recorded on a net basis as the Company represents the agent in its relationship with the third-party service providers. Other revenues also include the sale of retail goods, which are recognized at the time the goods are delivered to the customer.

Subsequent to the adoption of ASC 606, complimentary food and beverage revenues and room revenues are included in food and beverage revenues, room revenues, and other revenues, with a corresponding decrease to gaming revenues, in the condensed consolidated statements of operations.

Complimentary food and beverage revenues, and complimentary room revenues for the years ended December 31, 2018 and 2017, respectively, were as follows:

	Year ended December 31,
	2018	2017
	(in thousands)
Complimentary food and beverage revenues	$10,837	$1,000
Complimentary room revenues	3,455	—
The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s deferred revenue liability under ASC 606 was approximately $2.1 million at December 31, 2018. The Company's liability for its loyalty point performance obligations was $1.5 million at December 31, 2017. Loyalty points are generally earned and redeemed continuously over time.
The retail value amounts included in promotional allowances for the years ended December 31, 2017 and 2016 were as follows:

	Year ended December 31,
	2017	2016
	(in thousands)
Food and beverage	$1,000	$1,486
Non-subsidized free play	2,718	978
Players Club awards	324	383
Total retail value of promotional allowances	$4,042	$2,847

The estimated cost of providing complimentary food, beverages and other items for the years ended December 31, 2017, and 2016 were as follows:

	Year ended December 31,
	2017	2016
	(in thousands)
Food and beverage	$1,750	$2,080
Non-subsidized free play	1,603	577
Players Club awards	324	383
Total cost of promotional allowances	$3,677	$3,040

Cash and cash equivalents
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
Restricted cash and cash equivalents
The Company has several types of restricted cash accounts. These restrictions are in accordance with the NYSGC regulations. In addition, at December 31, 2018, the Company had restricted cash and cash equivalents of $21 million from the proceeds of the Term Loan Facility (as defined below) held in the lender-controlled accounts pursuant to the Term Loan Facility.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$28,338	$10,380	$11,012
Restricted cash	373	693	1,078
Restricted cash and cash equivalents for Development Projects	21,039	41,982	26,384
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$49,750	$53,055	$38,474

The Company has three types of restricted cash accounts.
Approximately $223,000 of cash is held in reserve in accordance with NYSGC regulations as of December 31, 2018 as listed below. The Company granted the NYSGC a security interest in the segregated cash account used to deposit NYSGC’s share of net win in accordance with the NYSGC Rules and Regulations. Under New York State Racing, Pari-Mutuel Wagering and Breeding Law, MRMI is obliged to withhold a certain percentage of certain types of racing and pari-mutuel wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, MRMI petitions the NYSGC to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balance in this account was approximately $18,000 and $25,000 at December 31, 2018 and 2017, respectively. In April 2005, the New York law governing VGM operations was modified to provide an increase in the revenues retained by the VGM operator. A portion of that increase was designated as a reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the NYSGC and the VGM operator. The funds are transferred from this account to the VGM operator upon the approval by NYSGC officials of the reimbursement requests submitted by the VGM operator. The balance in this account was approximately $205,000 and $343,000 at December 31, 2018 and 2017, respectively.
In addition to the NYSGC restricted cash balances listed above, the Company established an account to segregate amounts collected and payable to Monticello Harness Horsemen’s Association (the “MHHA”) and pursuant to its contract. The balance in this account was approximately $150,000 and $324,000 at December 31, 2018 and 2017, respectively.
Restricted cash, cash equivalents and investments for Development Projects
Restricted cash and cash equivalents for Development Projects represented the remaining funds from the Term Loan Facility to be utilized for the Development Projects. At December 31, 2018, restricted cash and cash equivalents for Development Projects of $21.0 million was comprised entirely of cash and cash equivalent balances. At December 31, 2017, restricted cash, cash equivalents and investments for Development Projects balance of $136.4 million was comprised of cash balances of approximately $11.2 million, cash equivalents of approximately $30.7 million and short-term investments maturing within one year of approximately $94.5 million. At December 31, 2017, short-term marketable securities were comprised of commercial paper of approximately $59.4 million and U. S. Treasury Notes of approximately $35.1 million, all with maturities of less than one year. The short-term marketable securities are recorded at amortized cost, which approximates fair value due to their short-term nature.

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectability. The Company extends credit to certain gaming patrons upon completion of a credit application process. Gaming patrons are expected to repay gaming markers within a predetermined period of time, the Company also settles wagers for other racetracks and is exposed to credit risk. These amounts are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $150,000 and $171,000, as of December 31, 2018 and 2017, respectively.
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
Capitalized Interest
Interest costs incurred in connection with the construction of the Casino and the Development Projects have been capitalized in the cost of the projects. Capitalization ceased for the Casino when it was substantially complete. Capitalization will cease for the other Development Projects substantially complete or if development activity is suspended for an extended period of time.
The Company capitalized $12.3 million and $29.1 million of interest charges for the year ended December 31, 2018 and 2017, respectively. The Company did not recognize any capitalized interest charges for the fiscal year ended December 31, 2016.
Debt issuance costs
Debt issuance costs are amortized using the effective interest method over the term of the related debt. The amortization is included within interest expense and is included as a component of the capitalized interest costs.
Impairment of long-lived assets and other financial assets
The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.
The Company also reviews its financial assets (i.e. non-derivative financial assets) for impairment, if it becomes probable that the commitment will not result in the receipt of proceeds from the issuance of securities.
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases of $8.1 million and $8.3 million at December 31, 2018 and 2017, respectively, is included in other long-term liabilities. In addition, the Company has accrued a liability-classified guaranty of approximately $2.3 million related to compensation due the Horsemen under the MHHA Agreement. At December 31, 2018, the Company has also recorded a derivative liability in the form of a put option of approximately $0.9 million, related to the bet365 equity transaction.

Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the years ended December 31, 2018, 2017 and 2016 were the same.
The following table shows the approximate number of common stock equivalents outstanding at December 31, 2018, 2017 and 2016 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the years ended December 31, 2018, 2017 and 2016, because their inclusion would have been anti-dilutive:

	Outstanding at December 31,
	2018	2017	2016
Unvested Restricted stock	37,000	139,000	216,000
Warrants	193,000	133,000	133,000
Restricted stock units ("RSUs")	196,000	73,000	—
Option Matching Rights	—	3,000	21,000
Options	—	13,000	34,000
Total	426,000	361,000	404,000

On August 19, 2009, the Company entered into an investment agreement (the "2009 Investment Agreement") with Kien Huat, pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the 2009 Investment Agreement, or the first 200,000 options or warrants granted to directors or officers as of the final closing date under the 2009 Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights.” On January 24, 2018, Kien Huat exercised its option to purchase 1,666 shares of common stock due to an option exercise. The last remaining Option Matching Rights expired in July 2018.
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $0.7 million for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $143,000 and $251,000 at December 31, 2018 and 2017, respectively, and is presented at fair value as "Other Assets" on the Consolidated Balance Sheet. The difference between the fair value and amortized cost is recorded as an adjustment to accumulated other comprehensive loss.
Accumulated Other Comprehensive Loss
As of December 31, 2018 and 2017, accumulated other comprehensive loss of $0.2 million and $0.3 million, respectively consisted solely of the fair value adjustment relating to the Interest Rate Cap.
Derivative Liability and Asset
The Company’s Collaboration Agreement with bet365 (see Note I) along with the related Common Stock Purchase Agreement contained an initial put option that met the definition of a derivative instrument and a freestanding contingent forward instrument. The Company classified the initial put option as a long-term liability on its consolidated balance sheet. Also, because, bet365 has or will be obligated to purchase shares of the Company’s common stock at a strike price less than the expected equity value once bet365’s Online Sportsbook Services is approved in New York State, we have classified the freestanding contingent forward instrument as a long-term asset in the Consolidated Balance Sheet. The derivative liability and the contingent forward asset were initially recorded at fair value upon the effective date of the Collaboration Agreement and will be subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability and long-term asset will be recognized as a component of "other income (expense), net" in the consolidated statement of operations.

Fair Value of Financial Assets and Liabilities
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by the FASB for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are primarily comprised of current assets, restricted cash and investments, Interest Rate Cap, current liabilities, long-term debt, contingent forward contracts, derivative instruments,and a guaranty liability. Current assets, investments and current liabilities approximate fair value due to their short-term nature.
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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount		Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$28,338	$28,338	$10,380		$10,380	Level 1
Restricted cash	373	373	693		693	Level 1
Interest Rate Cap	143	143	251		251	Level 2
Restricted cash, cash equivalents and investments for Development Projects:
Cash and cash equivalents	21,039	21,039	41,982		41,982	Level 1
Short-term investments	—	—	94,449		94,209	Level 2
Other assets:
Non-derivative financial asset - Series F Preferred Stock, redeemable	31,122	31,122	—		—	Level 2
Contingent forward contract - bet365	1,865	1,865	—		—	Level 3

Liabilities:
Term B Loan, net of discount	440,803	440,660	443,161		449,749	Level 2
Term A Loan	64,750	64,750	—		—	Level 2
Bangkok Bank Loan	20,000	20,000	16,000		16,000	Level 3
Revolving Credit Facility	15,000	15,000	—		—	Level 2
Long-term loan, related party, net of debt issuance costs	30,954	30,954	—		—	Level 3
Equipment loans	20,384	20,384	31,095		31,095	Level 3
Guaranty liability - MHHA agreement	2,300	2,300	—	—		Level 2
Derivative liability - bet365	879	879	—		—	Level 3

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. The Company used a third party to complete the valuation of its Interest Rate Cap, which is considered a Level 2 asset and is measured at fair value on a recurring basis using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows for the Interest Rate Cap. At December 31, 2017, the estimated fair value of the Company's investments in marketable securities was $94.2 million and the carrying value was approximately $94.5 million. At December 31, 2018 and 2017, the estimated fair value of the Company's outstanding Term B Loan was approximately $440.7 million and $449.7 million and the carrying value before unamortized discounts was approximately $446.6 million and $450.0 million, respectively. The fair value of the Bangkok Bank Loan, the related party loan and the equipment loans approximate carrying value, due to the short-term nature of these agreements. The fair value of the non-derivative financial assets - Series F Preferred Stock, redeemable was valued using a Black Scholes put option model.

Valuation of Derivative Liability and Contingent Forward Contract
The fair value of the derivative liabilities and asset recognized in connection with the Company’s Collaboration Agreement with bet365 (see Note I) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The derivative liability for the initial put option was recorded in "Other long-term liabilities" on the consolidated balance sheet. The contingent forward contract was recorded net of the contingent put option in "Other assets" on the consolidated balance sheet. The fair value of the derivative liabilities and asset was determined using a Monte Carlo simulation valuation approach with the following assumptions:

	Derivative Liability - bet365	Contingent forward contract - bet365
Equity value	$29.48	$29.48
Strike price	$20.00	$20.00
Expected term	3.46 years	3.13 years
Volatility	61%	62%
Risk-free rate	2.9%	2.9%
Dividend yield	—%	—%

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liabilities and asset, for which fair value is determined using Level 3 inputs (in thousands):

	Derivative Liability - bet365	Contingent forward contract -bet365
Balance as of December 31, 2017	$0	$0
Initial fair value of derivative (liability) asset in connection with Collaboration Agreement	$(879)	$1,865
Change in fair value	$0	$0
Balance as of December 31, 2018	$(879)	$1,865

Valuation of Non-Derivative Liability

The fair value of the guaranty liability recognized in connection with the Company’s agreement with MHHA (see Note J) was determined based on significant inputs that are observable and quoted prices in active markets for similar liabilities, which represents a Level 2 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a Black Scholes valuation approach with the following assumptions:

Guaranty Liability - MHHA Horsemen
Equity value	$10.13
Strike price	$27.50
Expected term	6.11 years
Volatility	68%
Risk-free rate	2.6%
Dividend yield	—%

During the years ended December 31, 2018, 2017, and 2016, there were no transfers between Level 1, Level 2 and Level 3.
Advertising

The Company records in selling, general and administrative expense the costs of general advertising, promotion and marketing programs at the time those costs are incurred. Advertising expense was approximately $11.0 million, $1.4 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-based compensation

The cost of all share-based awards to employees, including grants of restricted stock and restricted stock units, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of restricted stock awards is equal to the market price of Empire’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of December 31, 2018, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 2.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

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
The Company paid $51 million to the NYSGC on February 25, 2016 for its Gaming Facility License. The term of the Gaming Facility License is 10 years and the amortization commenced on the date the Casino opened to the public in February 2018. Beginning in February 2018, the Company recognized amortization of $5.8 million on a straight line basis and will continue amortize approximately $6.3 million annually over the next seven years until the license is up for renewal in 2026. The Company will assess the intangible asset for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Segment Reporting
The Company maintains discrete financial information for each of its operating companies, which is used by the Chief Executive Officer (the "CEO") as the basis for allocating resources. Each company has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics as all of the companies provide similar resort services and shares similar processes for delivering services. Our companies have a high degree of similarity in the workforces and target similar patron groups. Accordingly, based on these economic and operational similarities and the way the CEO monitors and makes decisions, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). "). This ASU will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. Early adoption is permitted. The Company adopted the standard on January 1, 2019 and will apply the package of practical expedients available to it upon adoption.  The Company expects that the most significant impact on our consolidated balance sheets will be the recognition of ROU assets and lease liabilities for operating leases that exist at the date of adoption, with the most material of such leases being ground leases.
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

Note C. Prepaid Expenses and Other Assets

The Company participated in the New York State Empire Zones real estate tax credit program until December 31, 2017. Under this program, the Company received a refund for real estate taxes paid during the year, after the end of New York State's fiscal year. Beginning in 2014, the amount of the tax credit received was reduced by 20% each year until the tax credit ended for the Company at December 31, 2017. During the year ended December 31, 2018, the Company received refunds for real estate taxes paid of approximately $0.8 million for the years ended December 31, 2016 and 2017. The amounts of the unreceived real estate tax credits and state income tax receivables were included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at December 31, 2018 and 2017, and were approximately $3.4 million and $0.8 million, respectively.

Prepaid supplies is comprised of $0.6 million of uniforms, $0.4 million of linens and $0.4 million of gaming chips. Included in prepaid gaming expenses are $0.6 million of annual slot machine and table gaming license fees at the Casino, which are amortized to expense on a straight-line basis.

Prepaid expenses and other current assets, as presented on the balance sheet are comprised of the following at December 31, 2018 and 2017:

	12/31/2018	12/31/2017
	(in thousands)

Receivable from New York State	$3,422	$814
Prepaid real estate taxes	284	443
Prepaid insurance	392	327
Prepaid advertising	23	—
Prepaid supplies	1,528	—
Prepaid gaming expenses	773	74
Prepaid maintenance contracts	657	476
Development escrow and refundable security deposit	572	780
Prepaid other	375	462
Total prepaid expenses and other current assets	$8,026	$3,376

Note D. Property and Equipment
Property and equipment are comprised of the following at December 31, 2018 and 2017:

	12/31/2018	12/31/2017
	(in thousands)

Land	$770	$770
Land improvements	2,382	1,759
Buildings	622,043	4,727
Building improvements	103,621	29,874
Furniture, fixtures and equipment	10,954	5,551
Construction in Progress	2,784	77
	742,554	42,758
Less: Accumulated depreciation	(44,875)	(15,895)
	$697,679	$26,863
The $699.8 million increase in gross property and equipment was primarily due to the reclassification of capitalized Project Development costs to buildings, building improvements and furniture, fixtures and equipment during the year ended December 31, 2018. Construction of the Casino and The Alder was substantially completed on January 1, 2019. At December 31, 2018, $5.7 million remains classified as capitalized Project Development costs reflecting the ongoing construction of the Golf Course Project and The Alder.
Depreciation expense was approximately $29.0 million, $1.5 million and $1.3 million for years ended December 31, 2018, 2017 and 2016, respectively.
The VGMs at MRMI are owned by the NYSGC and, accordingly, the Company's consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs

At December 31, 2018 and 2017, total Capitalized Project Development costs incurred were approximately $5.7 million and $566.8 million, respectively. Total Capitalized Development Project costs at December 31, 2018 consisted of $4.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees, construction manager fees, and approximately $1.5 million of professional service fees such as legal fees and accounting fees. Total Capitalized Project Development costs at December 31, 2017 consisted of $560.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees, construction manager fees, and approximately $6.6 million of professional service fees such legal and accounting fees and is reflected on the balance sheet as Capitalized Development Project costs. The full opening of the Casino and The Alder occurred on January 1, 2019.
In September 2018, ERREI entered into a standard contractor agreement for the construction of the Golf Course Project, at a cost of approximately $21.2 million. The Company began construction in September 2018 and anticipates the Golf Course will be open for play during Summer 2019.
In fiscal 2018, total Development Projects costs incurred were approximately $150.2 million, of which $137.6 million was capitalized and $12.6 million was expensed. Development Project expenses consisted of $10.4 million of land lease costs, $0.4 million of real estate taxes, $0.5 million of insurance expense, $0.3 million in consultants and other professional service fees, $0.2 million in legal fees and $1.2 million of pre-opening expenses, including salary and related benefits as well as marketing expenses.
In 2017, total Development Projects costs incurred were approximately $392.2 million, of which $370.7 million was capitalized and $21.6 million was expensed. Development Project costs consisted of $10.7 million of land lease costs and rents, $4.9 million of salary and related benefits, $2.0 million of bank charges, $0.9 million of marketing expenses, $0.6 million of real estate taxes, $0.6 million of insurance expense, $0.6 million in consultants and other professional service fees, $0.3 million in legal fees and approximately $0.5 million of pre-opening expenses, including travel, relocation, recruiting and other start-up costs.

In 2016, Development Project costs consisted of $10.4 million of land lease costs and rents, $0.4 million of real estate taxes, $0.5 million of insurance expense, $0.3 million in consultants and other professional service fees, $0.2 million in legal fees and approximately $1.2 million of pre-opening expenses, including salary and related benefits, as well as marketing expenses.

Cash Collateral for Deposit Bond
In February 2016 and June 2017, the Company deposited $15 million and $20 million, respectively, in performance bonds to guaranty the completion of the Development Projects. On December 28, 2017, the Company notified the NYSGC that it had expended 85% of the Company's required minimum capital investment which would trigger the return of the deposited funds to the Company. On January 4, 2018, the NYSGC confirmed that the Company met such minimum capital investment criteria as required by the Gaming Act and $35 million was returned to the Company and deposited into a lender-controlled account for use towards the expenses of the Development Projects.

Restricted Cash, Cash Equivalents and Investments for Development Projects

At December 31, 2018, $20.1 million of restricted cash and cash equivalents for Development Projects represented the remaining funds from the Term Loan Facility to be utilized for the Development Projects. At December 31, 2017, $136.4 million of restricted cash, cash equivalents and investments for Development Projects represented the remaining funds from the Term Loan Facility to be utilized for the Development Projects. This consisted of cash and cash equivalents totaling $41.9 million and short-term marketable securities totaling $94.5 million, which were comprised of commercial paper and U. S. Treasury Notes with maturities of less than one year.
Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at December 31, 2018 and 2017 were $4.9 million and $71.7 million, respectively, and were primarily comprised of amounts due to the construction managers for costs incurred for the Development Projects, as well as amounts due to the architect and other vendors. The proceeds from the Term Loan Facility were used to pay the accrued Development Project costs.
Accrued expenses and other current liabilities, as presented on the balance sheet are comprised of the following at December 31, 2018 and 2017:

	12/31/2018	12/31/2017
	(in thousands)

Liability for horseracing purses	$868	$886
Accrued payroll	8,142	1,715
Accrued marketing	5,298	52
Accrued interest expense	5,033	14
Accrued redeemable points and deferred revenues	2,202	271
Liability to NYSGC	2,816	1,507
Liability for local progressive jackpot	2,560	1,110
Accrued premium game leases	1,288	—
Accrued professional fees	2,337	744
Federal tax withholding payable	561	81
Accrued other	2,573	940
Total accrued expenses and other current liabilities	$33,678	$7,320

Note G. Long-Term Debt
Long-term debt, other than related party debt, consisted of the following at December 31, 2018 and 2017:

	12/31/2018	12/31/2017
	(in thousands)

Term B Loan (net of unamortized discount)	$440,803	$443,161
Term A Loan	64,750	—
Bangkok Bank Loan	20,000	16,000
Revolving Credit Facility	15,000	—
Equipment loans	20,384	31,095
Total long-term debt	560,937	490,256
Debt issuance costs	(17,240)	(20,520)
Total long-term debt, net	543,697	469,736
Less: Current portion of long-term debt	(48,004)	(14,588)
Long-term debt, net of current portion	$495,693	$455,148

Term Loan Agreement
On January 24, 2017 (the "Closing Date"), Montreign Operating entered into the Building Term Loan Agreement (the “Original Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017, the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the “Amended Term Loan Agreement” and, together with the Original Term Loan Agreement, the “Term Loan Agreement”). The Amended Term Loan Agreement increased the aggregate principal amount of the Term B Loan issued under the Original Term Loan Agreement by $35 million on substantially the same terms and conditions as the Original Term Loan Agreement, which terms are discussed below. In the aggregate, the Term Loan Agreement provided Montreign Operating with loans in principal amount of $520 million (the “Term Loan Facility”). All of the borrowings under the Term Loan Agreement were used to fund the costs of the Development Projects.

The Term Loan Facility consists of $70 million of Term A loans (the “Term A Loan”) and $450 million of Term B loans (the “Term B Loan”). The Term B Loan made pursuant to the Original Term Loan Agreement was priced at 98.12% of the principal amount and borrowed in full on January 24, 2017. The incremental $35 million principal amount of the Term B Loan made pursuant to the Amended Term Loan Agreement was priced at 99.75% of the principal amount and borrowed in full on May 26, 2017. The unamortized discount that has been netted against the outstanding Term B Loan balance was $5.8 million and $6.8 million at December 31, 2018 and 2017, respectively. In addition, the Term A Loan is fully drawn in accordance with the Term Loan Agreement, which required Montreign Operating to complete the draw down of the Term A Loan by July 24, 2018. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023.

As required by the Term Loan Agreement, proceeds of the Term Loan Facility were used to pay fees and expenses related to the financing and fund various lender-controlled accounts. The Company further funded these lender-controlled accounts with approximately $9.9 million in December 2017 pursuant to the Term Loan Agreement from the proceeds of the Bangkok Bank Loan, which is discussed below. On March 1, 2018 and March 23, 2018, the Company contributed approximately $2.7 million and $0.9 million, respectively, to an interest reserve fund under the Term Loan Agreement. These contributions reflect the additional interest to be paid on the Term Loan Facility as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 23, 2018 and a further deferral to March 30, 2018. Additionally, in May 2018, the Company contributed approximately $0.5 million to the lender controlled accounts as a result of the payment for additional construction change orders. All funds held in these lender-controlled accounts are used to pay the expenses of the Development Projects. In order to access the funds held in these lender-controlled accounts, Montreign Operating was required to satisfy the applicable disbursement conditions set forth in the Term Loan Agreement and ancillary agreements, such as providing evidence that the withdrawn funds are used for permitted purposes in connection with the Development Projects.

Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At December 31,

2018, the interest rate on the Term A Loan was 7.68% and the interest rate on the Term B Loan was 10.96%. In addition, Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 2.5% per annum for the period from the Closing Date through March 24, 2018 and 5.0% per annum thereafter until July 24, 2018, when the Term A Loan was drawn in full.

The Company is making principal payments under the Term A Loan and the Term B Loan at the end of each calendar quarter, which repayment began June 30, 2018. The Company repays 1% of the original principal balance of the Term B Loan each year, in quarterly payments of approximately $1.1 million. The Company currently repays 2.5% of the original principal amount of the Term A Loan, in quarterly payments of approximately $1.8 million, through the quarter ending March 31, 2019, and quarterly installments of approximately $2.6 million thereafter. The Company repaid approximately $5.3 million and $3.4 million on the Term A Loan and Term B Loan, respectively, during the year ended December 31, 2018. As of December 31, 2018 and 2017, $440.8 million and $443.2 million principal was outstanding (net of original issue discount) under the Term B Loan, respectively, and $64.8 million and no principal amount was outstanding under the Term A Loan, respectively.

In the event that the Term B Loan is prepaid or repaid in whole or in part for any reason other than as a result of scheduled amortization and certain other exceptions, Montreign Operating is required to pay prepayment premiums based on a make-whole provision if the prepayment occurs between the Closing Date (but excluding) and the 30th-month anniversary following the Closing Date, a 2% premium if the prepayment occurs between the 30th Month and (but excluding) the 42nd-month anniversary of the Closing Date and a 1% premium if the prepayment occurs between the 42nd Month and (but excluding) the 54th-month anniversary of the Closing Date.

The Term Loan Agreement contains representations and warranties, customary events of default, and affirmative, negative and financial covenants. Mandatory prepayments of the Term Loan Facility will be required upon the occurrence of certain events, including sales of certain assets and casualty events. In addition, the Term Loan Agreement restricts the Project Parties (as defined below) from incurring additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. Also, the Project Parties may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness. Moreover, the Project Parties are restricted from entering into advisory, management or consulting agreements with an affiliate of any Project Party, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants.

Additional affirmative, negative and financial covenants under the Term Loan Agreement include that the Company maintain compliance with a maximum first lien leverage ratio not to exceed 5.00:1.00, a minimum interest coverage ratio not to fall below 2.00:1.00 and a consolidated capital expenditure covenant not to exceed $10.5 million of eligible expenses in any calendar year. In addition, the Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million in each of the first three testing quarters, respectively. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the first full fiscal quarter following the "Full Opening Date" of the Casino (June 30, 2019), which is the date on which at least 95% of all rooms in the hotel are open to the public. This occurred on January 1, 2019. As of December 31, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

The Term Loan Facility is guaranteed by Montreign Operating, ERREI and ERREII (together, the "Project Parties") and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company, LLC ("Montreign Holding"), a wholly-owned subsidiary of Empire.

Obligations under the Term Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license for seven consecutive business days, and a Change in Control (as such term is defined in the Term Loan Agreement) of Montreign Operating.

Revolving Credit Agreement

On January 24, 2017, Montreign Operating entered into a Revolving Credit Agreement (as amended, the “Revolving Credit Agreement”) among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent. The Revolving Credit Agreement provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) (the “Revolving Credit Facility”), the proceeds of which may be used for working capital needs, capital expenditures and other general corporate purposes following the opening of specified Casino amenities to the public. Concurrently with the Term Loan Amendment, on May 24, 2017, Montreign Operating amended the Revolving Credit Agreement to, among other things, permit Montreign Operating to increase the aggregate principal amount of the Term B Loan under the Term Loan Amendment. On December 7, 2017, Montreign Operating entered into a Second Amendment to the Revolving Credit Agreement (the "Second Revolving Credit Amendment"). The Second Revolving Credit Amendment enables Montreign Operating to borrow up to $15 million (but not obtain a letter of credit) under the Revolving Credit Facility with a narrowed scope of amenities at the opening of the Casino, subject to the receipt of NYSGC approval to open the Casino to the public. On February 5, 2018, Montreign Operating received a certificate from the NYSGC to commence gaming operations at the Casino. The Revolving Credit Facility will mature on January 24, 2022.

At December 31, 2018 and 2017, $15.0 million and $0, respectively, had been drawn down on the Revolving Credit Facility. More specifically, the Company drew $9.0 million on January 23, 2018, $4.0 million on February 9, 2018 and $2.0 million on June 29, 2018. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At December 31, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.71%.

The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events, the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of December 31, 2018, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.

Obligations under the Revolving Credit Agreement may be accelerated upon certain customary events of default (subject to grace periods, as appropriate), including, among others: nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license for seven consecutive business days, and a Change in Control (as such term is defined in the Term Loan Agreement) of Montreign Operating.

Bangkok Bank Loan Agreement

On December 28, 2017, the Company entered into a Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), with Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor. The Bangkok Bank Loan Agreement provides for loans to be made to the Company in an aggregate principal amount of up to $20 million (the “Bangkok Bank Loan”). The Bangkok Bank Loan Agreement was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.

    The Company borrowed $16 million at the closing of the Bangkok Bank Loan. Of this amount, the Company contributed approximately $9.9 million to Montreign Operating pursuant to the terms of the Term Loan Agreement, as discussed above. On August 30, 2018, the Company borrowed $2 million and, on November 7, 2018, the Company borrowed the remaining $2 million under the Bank of Bangkok Loan. At December 31, 2018, the Bank of Bangkok loan was fully drawn.

The Bangkok Bank Loan matures on December 28, 2019. The maturity of the Bangkok Bank Loan may be extended in the sole discretion of Bangkok Bank for additional one-year periods with other terms and conditions to be agreed by the Company and Bangkok Bank. Any such extension of the Bangkok Bank Loan maturity will be subject to a 1% extension fee.

Interest accrues on outstanding borrowings under the Bangkok Bank Loan Agreement at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. In addition, the Company paid a commitment fee to Bangkok Bank equal to the undrawn amount of the Bangkok Bank Loan commitment multiplied by a rate equal to 1.50% per annum. Such commitment fee was paid on the last business day of each quarter beginning on March 31, 2018. The Bangkok Bank Loan may be prepaid in whole or in part without premium or penalty, subject to the payment of a 2.0% prepayment fee. At December 31, 2018, the interest rate on borrowings under the Bangkok Bank Loan was 8.77%.

The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative covenants, negative covenants and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default (subject to grace periods, as applicable), including among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company. The Company is in compliance with the covenant terms as of December 31, 2018.

In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. The Company is in compliance with the covenant requirements as of December 31, 2018.

Equipment Loans

The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at December 31, 2018 and 2017, was $20.4 million and $31.1 million, respectively. The stated interest rates for these loans are between zero and eight per annum. The Company has imputed interest, on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

The following table lists the annual principal repayments due for the Company's long term debt, other than Related Party Debt, as of December 31, 2018:

Year ending December 31,	Totals
(in thousands)
2019	$48,004
2020	20,690
2021	15,815
2022	53,625
2023	428,625
Totals	$566,759

Note H. Long-Term Loans, Related Party
Subsidiary Revolving Loan Agreement
On November 30, 2018, Empire entered into a Revolving Loan Agreement (the “Sub Revolving Loan Agreement”) with Montreign Operating. The Sub Revolving Loan Agreement provides for loans (in the aggregate, the “Sub Revolving Loan”) to Montreign Operating in an aggregate principal amount of up to $10 million (the “Subsidiary Loan Amount”). Interest will accrue on outstanding borrowings at a rate of 7% per annum and will be payable beginning on the last day of each calendar quarter beginning on March 31, 2019. Of that interest, 1% will be payable in cash and 6% will accrue and remain outstanding until paid in full (and continue to bear interest). The Sub Revolving Loan, together with interest accrued and yet unpaid, will be due and payable on April 25, 2023.

As a condition to each advance under the Sub Revolving Loan, (i) Montreign Operating is required to deliver a written request for an advance three days before the date on which the advance is made; (ii) after giving effect to the advance, the principal amount outstanding will not exceed the Loan Amount, and (iii) no event of default will have occurred and be continuing, or would occur after giving effect to the advance, on the date of the advance request.

The Sub Revolving Loan Agreement contains customary representations and warranties and affirmative covenants, including representations, warranties and covenants on organization, authorization, enforceability and maintenance of existence. The Sub

Revolving Loan is secured by a security interest in all personal property of Montreign Operating subject to the limitations and exceptions described in the Sub Revolving Loan Agreement. Obligations under the Sub Revolving Loan Agreement may be accelerated upon certain customary events of default, including, among others: nonpayment of principal, interest or fees; breach of any term, covenant, or agreement under the Sub Revolving Loan Agreement; a bankruptcy proceeding involving Montreign, whether voluntary or involuntary; or the acceleration of any indebtedness in excess of $10 million.

Montreign Operating agreed to indemnify Empire and its officers, partners, members, directors, employees and agents (together, the “Indemnified Parties” and each an “Indemnified Party”) against any and all damages arising out of any negligence or tortious acts or omissions by Montreign Operating or its agents, contractors, servants or employees, any failure by Montreign to comply with the terms of the Sub Revolving Loan Agreement, and any failure by Montreign Operating to comply with the law, except to the extent any such damages result from the gross negligence or willful misconduct of an Indemnified Party.

On November 30, 2018 and December 7, 2018, the Company advanced an aggregate of $10 million to Montreign Operating pursuant to a request for advance under the Sub Revolving Loan.

Loan Arrangements with Kien Huat Realty III Limited
Kien Huat Subordinate Loan Agreement
On June 25, 2018, Kien Huat and Empire entered into a loan agreement (the “Kien Huat Subordinate Loan Agreement”), providing for loans of up to $30 million (the “Kien Huat Subordinate Loan”). The Kien Huat Subordinate Loan is subordinate to the Bangkok Bank Loan. The proceeds of the Kien Huat Subordinate Loan may be used exclusively to make capital contributions to Montreign Operating. Montreign Operating may use such funds for marketing and general corporate purposes (including the payment of debt service). All amounts due under the Kien Huat Subordinate Loan will mature on December 28, 2020, which date may be extended for additional one-year periods if the Bangkok Bank Loan is similarly extended or accelerated in the event the Bangkok Bank Loan is accelerated. The maturity of the Kien Huat Subordinate Loan may also be extended for up to one year at the sole discretion of Kien Huat.
On July 5, 2018, the Company borrowed $5 million, and on July 31, 2018, the Company borrowed $5 million. The Company also borrowed an additional $10 million on each of September 11, 2018 and October 16, 2018. The Company paid Kien Huat a commitment fee of $300,000 (or 1% of the principal amount) out of the proceeds of the first advance. At December 31, 2018, $30 million was outstanding under the Kien Huat Subordinate Loan.
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

Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the “Backstop Maturity Date”). As of December 31, 2018, no amounts had been borrowed under the Kien Huat Backstop Loan.

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

Kien Huat Montreign Loan Agreement and Kien Huat Note Exchange Agreement

On January 24, 2017, Montreign Holding entered into a loan agreement (the "Kien Huat Montreign Loan Agreement"). Pursuant to the Kien Huat Montreign Loan Agreement, Montreign Holding obtained from Kien Huat a loan in the principal amount of $32.3 million (the "Kien Huat Montreign Loan"). The net proceeds of the Kien Huat Montreign Loan were used as a capital contribution to Montreign Operating for use towards the expenses of the Development Projects. The obligations of Montreign Holding under the Kien Huat Montreign Loan Agreement were secured by a pledge of all the membership interests in Montreign Holding.
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

Kien Huat Construction Loan Agreement
On October 13, 2016, Montreign Operating and Kien Huat entered into a loan agreement (the "Kien Huat Construction Loan Agreement"). Pursuant to the Kien Huat Construction Loan Agreement, Kien Huat agreed to make available to Montreign Operating up to an aggregate of $50 million of loans to pay the expenses of the Casino while the debt financing for the Development Projects was being finalized. In connection with the closing of the Term Loan Facility and the Kien Huat Montreign Loan, on January 24, 2017, the Kien Huat Construction Loan Agreement expired pursuant to its terms without being utilized by Montreign Operating. Montreign Operating paid Kien Huat a commitment fee of $500,000 upon execution of the Kien Huat Construction Loan. The commitment fee was capitalized and was included in "Other Assets" at December 31, 2016. It was charged to "Interest Expense" on the Consolidated Statement of Operations on January 24, 2017, upon the issuance of the Kien Huat Montreign Loan Agreement.

Conversion of 2010 Kien Huat Note
On November 17, 2010, Empire entered into a loan agreement (the "2010 Kien Huat Loan Agreement") with Kien Huat pursuant to which Empire issued a convertible promissory note (the "2010 Kien Huat Note") in the original principal amount of $35 million, of which $17.4 million was outstanding as of December 31, 2015. On February 17, 2016, upon consummation of the January 2016 Rights Offering (as defined and discussed in Note I), the 2010 Kien Huat Note was converted into 1,332,058 shares of common stock in accordance with the terms of the 2010 Kien Huat Loan Agreement.
The Company recognized approximately $0.2 million in interest expense associated with the 2010 Kien Huat Note during the year ended December 31, 2016.

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

Bet365 Common Stock Purchase Agreement

On November 14, 2018, the Company entered into a sportsbook and digital gaming collaboration agreement (the “Collaboration Agreement”) with Hillside (New York) LLC, an affiliate of bet365 Group Limited (“bet365”). In connection with entering into the Collaboration Agreement, Hillside (New Media Holdings) Limited, an affiliate of bet365 ("bet365 Investor"), and the Company entered into a common stock purchase agreement (the “bet365 Common Stock Purchase Agreement”) pursuant to which bet365 Investor agreed to purchase up to 2.5 million shares of common stock of the Company at a purchase price of $20.00 per share, for an aggregate investment of $50 million.

Upon execution of the bet365 Common Stock Purchase Agreement, the bet365 Investor purchased 1,685,759 shares of common stock. The offer and sale of these shares was made pursuant to a shelf registration statement on Form S-3 (File No. 333-214119), which became effective on November 17, 2016, pursuant to a base prospectus dated as of November 17, 2016 contained in such registration statement and a prospectus supplement filed with the Securities and Exchange Commission on November 14, 2018. The Company received net proceeds of $29.6 million from the offering.

Pursuant to the bet 365 Common Stock Purchase Agreement, the bet365 Investor will be obligated to purchase the remaining 814,241 shares of common stock at $20.00 per share so long as the following closing conditions are met: (i) 30 days have passed following the receipt of approval from the NYSGC of bet365 Investor’s ownership of the Shares and the enactment of laws by New York State allowing the offering of the bet365 Online Sportsbook Services; (ii) the representations and warranties of the Company are true and correct in all material respects and the Company has complied with its obligations under the bet365 Common Stock Purchase Agreement; (iii) the Collaboration Agreement is in full force and effect and there is no material breach of the Collaboration Agreement by the Company outstanding; (iv) the common stock of the Company continues to be listed on The Nasdaq Stock Market; (v) the Company continues to own 100% of the equity interests in the Casino; and (vi) the Gaming Facility License is still valid.

After all gaming taxes have been paid and the parties have recouped their costs and expenses, bet365 may receive a distribution (the “Preferred Distribution”) equal to 50% of the positive difference, if any (the “delta”), between $20 and the value of the Company’s common stock measured on a given date (such date, the “Trigger Date”), multiplied by the number of shares of common stock then held by bet365 Investor. The Trigger Date is 30 days after the Company’s first filing of an annual or quarterly report with the Securities and Exchange Commission after bet365 recoups its costs incurred pursuant to the Collaboration Agreement. The delta will be the positive difference between $20 and the 30-day volume-weighted average price of the Company’s common stock on the Trigger Date. If the Company is no longer a reporting company, or if the Company’s common stock is not listed on a national securities exchange, the delta will be the positive difference between $20 and the fair market value of the Company’s common stock as determined by an investment bank retained by the parties. If a change of control (as such term is defined in the Collaboration Agreement) of the Company occurs before the Trigger Date, the delta will be the positive difference between $20 and the per share value paid by a third party in a change of control transaction. The Preferred Distribution, if any, will be payable on a monthly basis over a period of three years. If bet365 Investor sells any shares of common stock prior to the Trigger Date, the Preferred Distribution will be deemed to be $0.

The Company concluded that the Preferred Distribution (an initial put option) is an embedded derivative liability because the right to receive the Preferred Distribution will not transfer with any shares of common stock sold by the bet365 Investor. The fair value of the derivative liability associated with shares already sold to the investor was $0.9 million at December 31, 2018.

The Company also concluded the ability to purchase the remaining shares under the bet365 Common Stock Purchase Agreement is a freestanding contingent forward instrument. The fair value of this instrument was approximately $1.9 million at December 31, 2018, net of the derivative liability (contingent put option) of approximately $0.4 million for the right associated with the remaining shares to also receive the Preferred Distribution.

The derivative liability and the contingent forward asset were recorded at fair value upon the effective date of the Collaboration Agreement and will be subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liabilities and long-term asset will be recognized as a component of "other income (expense), net" in the consolidated statement of operations.

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
Preferred Stock and Dividends
Series F Preferred Stock, redeemable

On November 6, 2018, the Company and Kien Huat entered into a letter agreement (as amended and restated on November 9, 2018, the "KH 2018 Preferred Stock Commitment Letter") pursuant to which Kien Huat committed to provide additional equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the KH 2018 Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock on the terms set forth in the KH 2018 Preferred Stock Commitment Letter and in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series F Preferred Stock, which the Company filed with the Secretary of State of the State of Delaware on November 5, 2018 and amended and restated on November 9, 2018 (as amended and restated, the “Series F Certificate of Designation”). Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018, (ii) up to $20 million no earlier than February 15, 2019, (iii) up to $20 million no earlier than May 15, 2019, (iv) up to $15 million no earlier than August 15, 2019, (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount, and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the KH 2018 Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020. The Company has recorded the fair value of this commitment as a non-derivative financial asset in the amount of $31.1 million on the consolidated balance sheet in "Other Assets" and "Paid in Capital" at December 31, 2018. The Company is amortizing this asset into equity as the commitment is drawn.

On November 13, 2018, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 120 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $12 million and net proceeds to the Company (after deducting approximately $120,000 funding fee due to KH) of $11.9 million.
Series B Preferred Stock

The Company’s Series B Preferred Stock has voting rights of 0.054 votes per share and each share is convertible into 0.054 shares of common stock. It has a liquidation value of $29 per share and is entitled to annual cumulative dividends of $2.90 per share payable quarterly in cash. The Company has the right to pay the dividends on an annual basis by issuing shares of its common stock at the rate of $3.77 per share. The value of common shares issued as payment is based upon the average closing price for the common shares for the 20 trading days preceding January 30 of the year following that for which the dividends are due. At December 31, 2018 and 2017, there were 44,258 shares of Series B Preferred Shares outstanding.
The Board authorized the cash payment of the Series B Preferred Stock dividends on March 8, 2016. Quarterly payments in the amount of $32,087 were made on April 2, 2018, July 2, 2018, October 1, 2018 and January 2, 2019 for the 2018 period. Quarterly payments in the amount of $32,087 were made on April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018 for the 2017 period.
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

On March 7, 2016, the Company redeemed the outstanding Series E Preferred Stock held by the Bryanston Group for approximately $30.7 million pursuant to the terms of the Settlement Agreement. Because the event that caused the entire liability to become due occurred during 2016, the liability was recorded pursuant to the payment terms in place at December 31, 2015.

Note J. Warrants, Restricted Stock, Restricted Stock Units, Options and Option Matching Rights
Warrants

As of December 31, 2018, there are outstanding warrants to purchase an aggregate of approximately 133,300 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020 and warrants to purchase 60,000 shares of common stock at $81.50 per share with an expiration date of March 15, 2025.

On November 1, 2014, MRMI and the Monticello Harness Horsemen’s Association (the “MHHA”) entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the “2014 MHHA Agreement”). Pursuant to the 2014 MHHA Agreement, on March 16, 2018, Empire issued to MHHA 200,000 shares of common stock, and on March 15, 2018, Empire issued to MHHA a warrant to purchase 60,000 shares of common stock at $81.50 per share, the proceeds of any sales of which will provide additional monies for the harness horsemen’s purse account. Under the terms of the 2014 MHHA Agreement, the MHHA may dispose of the common stock beginning six months after receipt the common stock, subject to limitations upon the quantity of common shares disposed at any one time, as prescribed by the MHHA Agreement. The Company also provided a guaranty on the value of the shares provided to MHHA upon the termination of the MHHA Agreement, which is approximately seven years after issuance.

Restricted Stock, Restricted Stock Units and Options

Second Amended and Restated 2005 Equity Incentive Plan

In May 2015, the Company's Second Amended and Restated 2005 Equity Incentive Plan expired. Options to purchase approximately 13,300 shares of common stock were outstanding as of December 31, 2017 under the 2005 Equity Incentive Plan. During the year ended December 31, 2018 approximately 1,700 shares were exercised and approximately 11,60 shares were forfeited. There were no options outstanding at December 31, 2018.
In 2018, 2017 and 2016, the Company received approximately $25,000, $16,000 and $54,000 , respectively, in proceeds from shares of common stock issued as a result of the exercise of stock options. No options were granted under the 2005 Equity Incentive Plan in 2015.
The following table reflects stock option activity in 2018, 2017 and 2016:

	Number of shares	Range of exercise prices per share	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2015	56,600	$7.95 - $131.10	$48.50	2.61
Options exercised in 2016	(18,000)	$7.95-$9.90
Forfeited in 2016	(5,000)	$14.85 -$82.95
Options outstanding at December 31, 2016	33,600	$7.95 - $131.10	$68.92	1.11
Options exercised in 2017	(2,000)	$7.95
Forfeited in 2017	(18,300)	$14.85 -$131.10
Options outstanding at December 31, 2017	13,300	$15.00 - $40.05	$26.03	0.74
Options exercised in 2018	(1,700)	$15.00
Forfeited in 2018	(11,600)	$24.75 -$40.05
Options outstanding at December 31, 2018	—	—	$—	—

2015 Equity Incentive Plan

In September 2015, our Board approved, and in November 2015, our stockholders approved the Company's 2015 Equity Incentive Plan (the "2015 Equity Incentive Plan"). The 2015 Equity Incentive Plan provides for an aggregate of 2,600,707 shares of common stock to be available for Awards. At December 31, 2018, a total of 2,280,701 shares were available for future issuance under the 2015 Equity Incentive Plan.

Stock-based compensation expense was approximately $7.2 million, $2.8 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Stock based compensation expense for the 2015 Equity Plan was approximately $1.9 million in fiscal 2018 and stock based compensation expense related to the 2014 MHHA Agreement was approximately $5.3 million. As of December 31, 2018, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2015 Equity Incentive Plans. That cost is expected to be recognized over the remaining vesting period of 2.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

The following table reflects restricted stock and restricted stock unit activity in 2018, 2017 and 2016:

	Number of Restricted Shares	Number of Restricted Stock Units
Outstanding at December 31, 2015	137,000	—
Grants in 2016	105,000	—
Vested in 2016	(22,000)	—
Forfeited in 2016	(4,000)	—
Outstanding at December 31, 2016	216,000	—
Grants in 2017	1,000	74,500
Vested in 2017	(55,000)	—
Forfeited in 2017	(22,000)	(1,600)
Outstanding at December 31, 2017	140,000	72,900
Grants in 2018	—	161,200
Vested in 2018	(56,500)	(18,600)
Forfeited in 2018	(46,000)	(20,000)
Outstanding at December 31, 2018	37,500	195,500

Option Matching Rights

On August 19, 2009, the Company entered into an investment agreement (the "2009 Investment Agreement") with Kien Huat, pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the 2009 Investment Agreement, if any options or warrants outstanding at the time of the final closing under the 2009 Investment Agreement, or the first 200,000 granted to directors or officers as of the final closing date under the 2009 Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights”.

Pursuant to the terms of the 2009 Investment Agreement, the Company is required to provide notice (an “Option Exercise Notice”) of any exercise within five business days, after which notice is received, Kien Huat is required to notify the Company of whether it decides to exercise such Option Matching Rights within 10 business days. The Company did not provide such notice to Kien Huat pursuant to the 2009 Investment Agreement. On December 31, 2015, the Company and Kien Huat entered into a letter agreement (the “OMR Letter Agreement”) pursuant to which the parties agreed that, as a result of the Company’s failure to provide the Option Exercise Notice, Kien Huat’s right to elect to purchase an equal number of shares had not yet vested and would inure to Kien Huat’s benefit only upon the Company’s delivery of such Option Exercise Notice. To fulfill the Company’s obligations pursuant to the 2009 Investment Agreement pursuant to the OMR Letter Agreement, the Company provided the Option Exercise Notice as of December 31, 2015 for approximately 204,706 shares of common stock as required by the Investment Agreement. Kien Huat had 10 business days following the date on which the Company’s Chief Compliance Officer provides written notice that Kien Huat is no longer unable to exercise the Option Matching Rights pursuant to the Company’s Insider Trading Policy (the “Effective Date Notice”) to elect whether to exercise such Option Matching Rights.

On February 17, 2016, the Company provided the Effective Date Notice to Kien Huat regarding Kien Huat's election to exercise its Option Matching Rights. On February 17, 2016, Kien Huat declined to exercise the Option Matching Rights to purchase 204,706 shares of common stock. At December 31, 2017, there were approximately 3,000 Option Matching Rights outstanding with various exercise prices and expiration dates through July 2018. On January 24, 2018, Kien Huat elected to exercise its Option Matching Rights for 1,666 shares of the Company's common stock, after a former officer exercised his stock option which was due to expire on January 15, 2018. The Option Matching Rights were exercised at a price of $14.95 per share. The last remaining Option Matching Rights expired in July 2018.

Note K. Concentration

As of December 31, 2018, the Company had no receivable which represented more than 10% of the total net outstanding accounts receivable.

As of December 31, 2017, the Company had one debtor that consisted of greater than 10% of accounts receivable. Hawthorne OTB represented 13.0% of the total net outstanding racing- related accounts receivable.

Note L. Employee Benefit Plans

Empire 401(k) Plan

Our eligible employees may participate in a Company-sponsored 401(k) benefit plan (the “Plan”). The Company established the Plan to provide employees with the opportunity to accumulate pre-tax assets, and to provide employer contributions for eligible employees for their retirement and other needs. It is intended to be administered in accordance with all applicable federal laws and regulations. The Plan covers substantially all employees not otherwise covered by plans resulting from collective bargaining agreements. The Plan permits employees to defer a portion of their compensation as a pre-tax deferral up to statutory maximums. Effective July 2016 through December 31, 2018 (the "401(k) Plan"), the Company made a matching contribution for eligible salaried employees as follows: 50% matching contribution for an employee contribution of up to 4% of compensation. Pursuant to the 401(k) Plan, eligible employees were 100% vested in the portion of their accounts derived from the Company’s matching contributions. Matching contributions for the years ended December 31, 2018, 2017 and 2016 were approximately $1.4 million, $0.2 million and $0.1 million, respectively. As of December 31, 2018, the Plan had approximately 1,000 participants.

Note M. Income Taxes

The Tax Cuts and Jobs Act (the "2017 Tax Act") was signed into law on December 22, 2017. The major components of the 2017 Tax Act, were effective January 1, 2018 and significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions and introducing new tax regimes. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. In response to U.S. tax reform, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB No. 118”) to provide guidance to registrants in applying ASC Topic 740 in connection with U.S. tax reform. SAB No. 118 provides that in the period of enactment, the income tax effects of U.S. tax reform may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period.” The measurement period begins in the reporting period of the U.S. tax reform’s enactment and ends when a registrant has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. The primary impact of the 2017 Tax Act was the remeasurement of the Company’s deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance. Due to the Company’s operating losses and full valuation allowance, the 2017 Tax Act did not materially impact the 2018 and 2017 operating results or income tax expense. As of December 31, 2018, the Company has finalized its analysis of the Act and determined that due to limitations on interest expense and net operating loss carryforwards, a $0.1 million deferred tax liability was recorded.

Empire and all of its subsidiaries file a consolidated income tax return. At December 31, 2018 and 2017, the estimated deferred income tax assets and liability were comprised of the following:

	12/31/2018	12/31/2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$87,181	$40,502
Stock—based compensation	1,911	2,097
Development costs	619	27,213
Deferred interest	11,494	—
Deferred compensation	590	68
Depreciation	5,604	376
Other	907	952
	108,306	71,208
Deferred tax liability:
Depreciation	(2,037)	—
Net deferred tax assets	106,269	71,208
Valuation allowance	(106,378)	(71,208)
Deferred tax liability, net	$(109)	$—
The valuation allowance increased approximately $35.2 million during the year ended December 31, 2018, primarily due to the increase in the net loss in 2018. The valuation allowance decreased approximately $17.7 million during the year ended December 31, 2017, primarily due to the impact of the remeasurement of the net deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21%, offset by current year activity which increased the net deferred tax assets prior to their remeasurement for the new tax rate. Of the $354.2 million in net operating loss carryforwards, approximately $278.0 million is readily available as of December 31, 2018.
There are limits on the Company’s ability to use its current net operating loss carryforwards, potentially increasing the future tax liability of the Company if it were to generate taxable income. As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $152.1 million that expire between 2019 and 2037, approximately $249.1 million of New York State net operating loss carryforwards that expire between 2019 and 2038 and approximately $202.1 million of federal net operating losses that are subject to an unlimited carryforward due to the enactment of the 2017 Tax Act. The 2004 merger of the Company’s operations with Catskills Development LLC and the investment by Kien Huat in 2009 will limit the amount usable in any year of its net operating losses due to the change in control of the Company within the meaning of the tax laws such that approximately $55.1 million of the limited federal net operating losses may expire unused prior to the 2019 through 2037 expiration.

The Company is in the process of completing a tax cost segregation study related to the construction of Resorts World Catskills. Individual deferred tax items that directly or indirectly relate to tax depreciation, including net operating loss carryforwards, development costs, depreciation and the corresponding valuation allowance, have been estimated based on currently available tax information. The estimation of these individual deferred items has no material impact to the total deferred taxes reflected on the December 31, 2018 balance sheet or the December 31, 2018 tax expense. The Company expects to complete the study during 2019, as part of its filing of its 2019 Federal and New York State income tax returns.

The following is a reconciliation of the federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2018	2017	2016
Tax provision at federal statutory tax rate	21.0%	35.0%	35.0%
Non-deductible interest	—%	—%	(0.3)%
Permanent items	(0.3)%	(3.1)%	(3.5)%
Tax reform	(0.1)%	—%	—%
Change in valuation allowance	(20.7)%	(31.9)%	(31.2)%
Effective tax rate	(0.1)%	—%	—%
As of December 31, 2018, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of December 31, 2018. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest within interest expense and classify penalties as selling, general and administrative expenses within the consolidated statement of operations.
The Company files tax returns in the U.S. federal jurisdiction, as well as in New York and Delaware. All of its federal and state tax filings as of December 31, 2017 have been timely filed. The Company is subject to U.S. federal or New York State income tax examinations by tax authorities for years after 2015 and 2014. During the periods open to examination, the Company has net operating loss and tax credit carryforwards that have attributes from closed periods. Since these net operating loss and tax credit carryforwards may be utilized in future periods, they remain subject to examination.

Note N. Related Party Transactions

Moelis Agreements

2018 Moelis Letter Agreement

On August 7, 2018, the Company entered into an engagement agreement (the "2018 Moelis Letter Agreement") pursuant to which it engaged Moelis & Company LLC ("Moelis") to act as the Company’s exclusive financial advisor in its review of opportunities in online gaming, sports betting and interactive gaming. Pursuant to the 2018 Moelis Letter Agreement, Moelis was engaged as exclusive financial advisor with respect to a strategic financing transaction for the Company, if any. Pursuant to the 2018 Moelis Letter Agreement, we paid Moelis a retainer fee of $100,000 upon execution of the agreement. In the event a transaction were to be consummated, the 2018 Moelis Letter Agreement contemplated additional transaction-based fees would be earned by Moelis. On November 9, 2018, the Company and Moelis entered into an amendment (the “2018 Moelis Letter Agreement Amendment”) to the 2018 Moelis Letter Agreement. Pursuant to the 2018 Moelis Letter Agreement Amendment, the parties agreed no fee would be payable to Moelis in connection with any equity investment in connection with a strategic agreement relating to sports betting. In addition, pursuant to the 2018 Moelis Letter Agreement Amendment, the fee payable to Moelis with respect to the Collaboration Agreement was increased from $3 million to $4 million. In November 2018, the Company paid approximately $4.1 million to Moelis upon the consummation of the Collaboration Agreement to pay fees and expenses due. These fees were recorded as an adjustment to the proceeds of the common stock issued to bet365 (see Note I).

Moelis-Montreign Letter Agreement

In March 2017, Montreign Operating entered into an engagement agreement with Moelis (the "Moelis-Montreign Letter Agreement") pursuant to which it engaged Moelis to act as exclusive financial advisor to Montreign Operating. Pursuant to the Moelis-Montreign Letter Agreement, Moelis was entitled to an advisory fee of $100,000, which was paid upon execution, and the reimbursement of expenses up to $75,000. The Moelis-Montreign Letter Agreement expired on its terms on December 31, 2017.

On May 16, 2017, Moelis and the Company entered into a letter agreement reinstating and amending the 2013 Moelis Letter Agreement (as defined below) (the "Updated Moelis-Montreign Letter Agreement"). Pursuant to the Updated Moelis-Montreign Letter Agreement, Moelis was engaged to act as non-exclusive financial advisor to the Company in connection with certain debt and equity financing and corporate transactions the Company may undertake. The Updated Moelis-Montreign Letter Agreement described the fees due to Moelis for each transaction in which the Company engaged. If the Company engaged in a covered transaction at any time within 12 months of the termination of the Updated Moelis-Montreign Letter Agreement for any reason other than for cause by the Company, Moelis was entitled to receive a transaction fee according to the schedule provided therein. The Updated Moelis Letter Agreement expired on its terms on December 31, 2017.

On May 26, 2017, in connection with the closing of the first amendment to the Term Loan Agreement, Moelis was paid approximately $178,000 for financial advisory services pursuant to the Updated Moelis-Montreign Letter Agreement.

2013 Moelis Letter Agreement

On December 9, 2013, the Company executed a letter agreement (the "2013 Moelis Letter Agreement") pursuant to which it engaged Moelis to act as its financial advisor in connection with the Casino. Pursuant to the 2013 Moelis Letter Agreement, we agreed to pay Moelis a retainer fee in the aggregate amount of approximately $250,000, of which approximately $150,000 was payable upon execution and $100,000 of which was paid within 90 days after execution. In the event a financing was consummated, the 2013 Moelis Letter Agreement contemplated additional transaction-based fees would be earned by Moelis.

At the close of the January 2016 Rights Offering, Moelis was paid approximately $2.1 million for financial advisory services in connection with the Casino pursuant to the 2013 Moelis Letter Agreement. These fees were included in "S,G&A Expense " on the Consolidated Statement of Operations for the year ended December 31, 2016.

On January 24, 2017, in connection with the closing of the Term Loan Facility and the Revolving Credit Facility, Moelis was paid approximately $2.5 million for financial advisory services pursuant to the 2013 Moelis Letter Agreement. These fees were capitalized and included in "Debt Issuance Costs" which were netted against the Term Loan Facility on the consolidated balance sheet at December 31, 2017. The fees are included in "Interest Expense " on the consolidated statement of operations and are being amortized over the life of the Term Loan Facility.

Gregg Polle, a director of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of, and the determination of whether to enter into, each agreement.

Agreements with Kien Huat and Related Parties

2018 Kien Huat Preferred Stock Commitment Letter

On November 6, 2018, the Company and Kien Huat entered into a commitment letter (as amended and restated on November 9, 2018, the "2018 Kien Huat Preferred Stock Commitment Letter"), pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock on the terms set forth in the 2018 Kien Huat Preferred Stock Commitment Letter. Kien Huat committed to purchase the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018; (ii) up to $20 million no earlier than February 15, 2019; (iii) up to $20 million no earlier than May 15, 2019; (iv) up to $15 million no earlier than August 15, 2019; (v) up to $37 million no earlier than November 15, 2019; and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the 2018 Kien Huat Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.
On each of November 13, 2018 and February 20, 2019, in accordance with the 2018 Kien Huat Preferred Stock Commitment Letter, the Company and Kien Huat entered into subscription agreements to purchase an aggregate 320 shares of Series F Preferred Stock for an aggregate purchase price of $32 million and net proceeds to the Company (after deducting a $0.3 million funding fee due to Kien Huat) of $31.7 million.

RWS License Agreement
On March 31, 2017, Montreign Operating entered into a license agreement (the “RWS License Agreement”) with RW Services Pte Ltd (“RWS”). RWS is an affiliate of Tan Sri Lim Kok Thay, who is a beneficiary of and controls Kien Huat. Pursuant to the RWS License Agreement, RWS granted Montreign Operating the non-exclusive, non-transferable, revocable and limited right to use certain “Genting” and “Resorts World” trademarks (the “RWS Licensed Marks”) in connection with the development, marketing, sales, management and operation (the “Permitted Uses”) of the Development Projects. The right to use the RWS

Licensed Marks may be assigned or sub-licensed only in certain limited circumstances. However, any use of the RWS Licensed Marks for a purpose other than the Permitted Uses will require the prior written consent of RWS. The name of the Casino is “Resorts World Catskills,” and, notwithstanding the foregoing, the use of such name is exclusive to Montreign Operating and may be used in connection with on-line gaming in addition to the Permitted Uses.
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Montreign Operating’s rights and obligations under the RWS License Agreement are subject to and governed by the rules and regulations applicable to Montreign Operating’s gaming operations at the Casino, and the fiduciary obligations of the boards of directors of Montreign Operating and Empire, as well as the fiduciary obligations of Kien Huat. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in The Alder or Golf Course and (iii) each specific use of the name Resorts World Catskills in connection with online gaming. The percentage of Net Revenue payable as the fee is a low single digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single digit percentage during the entire term of the RWS License Agreement. The Company incurred an expense of approximately $1.5 million for the year ended December 31, 2018, reflecting the fee payable pursuant to the RWS License Agreement of which $0.9 million was payable at December 31, 2018.
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

On December 28, 2017, the Company and Kien Huat amended the Kien Huat Letter Agreement to extend by one year Kien Huat’s obligation not to engage in a going-private transaction with the Company without the prior approval of the majority of the Company’s minority shareholders and a majority of the disinterested directors of the Company. As a result of the amendment, such restriction now covers a period ending on February 8, 2020. Other than this one-year extension, all other terms of the Kien Huat Letter Agreement remain unchanged.

2015 Kien Huat Commitment Letter

To support the Company's financing needs for the Development Projects, Kien Huat entered into a series of commitment letters with the Company, which was last amended on September 22, 2015 (as amended, the "2015 Kien Huat Commitment Letter"). Pursuant to the 2015 Kien Huat Commitment Letter, Kien Huat committed to an equity investment in the Company in the aggregate amount of $375 million in support of the Development Projects, the redemption of the Series E Preferred Stock and for working capital purposes. Kien Huat invested an aggregate of $340 million of such commitment pursuant to the standby purchase agreements relating to rights offerings conducted by the Company in 2015 and 2016. Kien Huat also agreed to participate in, and backstop, a follow-on rights offering on the same terms and conditions and at the same subscription price as the rights offering conducted by the Company in 2016, in an amount not to exceed $35 million (the "Follow-On Rights Offering").

In connection with the Kien Huat Note Exchange Agreement (as defined and discussed in Note H above), on December 28, 2017, the Company and Kien Huat further amended the 2015 Kien Huat Commitment Letter (the "2015 Kien Huat Commitment Amendment"). Pursuant to the 2015 Kien Huat Commitment Amendment, Kien Huat’s obligation to participate in, and backstop the Follow-On Rights Offering was terminated. Other than the termination of such follow-on standby purchase commitment, all other terms of the 2015 Kien Huat Commitment Letter remain unchanged.

Kien Huat Investment Agreement

On August 19, 2009, the Company entered into the 2009 Investment Agreement with Kien Huat, pursuant to which we issued 6,901,208 shares of common stock, representing just under 50% of our voting power at the time. Under the terms of the 2009 Investment Agreement, Kien Huat is entitled to recommend three directors whom we are required to cause to be elected or appointed to our Board, subject to the satisfaction of all legal and governance requirements regarding service as a member of our Board and to the reasonable approval of the Governance Committee of the Board of Directors. In 2017, Kien Huat recommended Messrs. Pearlman, Eller and Lim for appointment to the Board of Directors pursuant to the 2009 Investment Agreement. Kien Huat will continue to be entitled to recommend three nominees for directors for so long as it owns at least 24% of our voting power outstanding at such time, after which the number of directors whom Kien Huat will be entitled to designate for election or appointment to the Board of Directors will be reduced proportionally to Kien Huat’s percentage of ownership. Under the 2009 Investment Agreement, for so long as Kien Huat is entitled to designate nominees for directors to the Board, among other things, Kien Huat will have the right to nominate one of its nominees elected to serve as a director to serve as the Chairman of the Board, and Mr. Pearlman has been appointed to serve as Executive Chairman of the Board pursuant to Kien Huat’s recommendation. Until such time as Kien Huat ceases to own capital stock with at least 30% of our voting power outstanding at such time, the Board of Directors will be prohibited under the terms of the 2009 Investment Agreement from taking certain actions relating to fundamental transactions involving us and our subsidiaries and certain other matters without the affirmative vote of the directors nominated by Kien Huat.

Registration Rights

Pursuant to the terms of the 2009 Investment Agreement, on August 19, 2009, the Company entered into a Registration Rights Agreement with the Kien Huat (the “Registration Rights Agreement”). The Registration Rights Agreement provides, among other things, that Kien Huat may require that the Company file one or more “resale” registration statements, registering under the Securities Act of 1933, as amended, the offer and sale of all of the common stock issued or to be issued to Kien Huat pursuant to the 2009 Investment Agreement as well as any shares acquired by way of a share dividend or share split or in connection with a combination of such shares, recapitalization, merger, consolidation or other reorganization with respect to such shares. In addition, pursuant to the 2015 Kien Huat Commitment Letter, the Company agreed to register for resale all of the shares of common stock held by Kien Huat. On February 23, 2016, the Company filed a registration statement on Form S-3 (No. 333-309662) (the "Resale Registration Statement") registering for resale all of the shares of common stock held by Kien Huat. On August 7, 2018, the Company filed a Request to Withdraw the Resale Registration Statement. No securities were sold under the Resale Registration Statement.

Note O. Commitments and Contingencies

The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Operating Leases

The following table represents the minimum lease payments:

Year ending December 31,	Total Payments
(in thousands)
2019	$10,382
2020	9,026
2021	8,503
2022	8,400
2023	8,400
2024 to 2056	353,449
Total	$398,160

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

The following table represents the fixed rent payments under the Casino Lease at December 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2019 (1)	$7,500
2020 (1)	7,500
2021 (1)	8,000
2022 (1)	8,100
2023 (1)	8,100
2024 to 2056 (1)	$338,424

(1)	From September 1, 2018 through the remainder of the term of the Casino Lease, fixed rent equals $7.5 million per year, subject to an eight percent escalation every five years ("Base Amount").

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

The following table represents the future fixed rent payments under the Golf Course Lease at December 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2019 (1) (2)	$63
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 (2)	150
2024 to 2056 (2) (3)	$7,483

(1)
From the date the Golf Course Lease commenced (the “Golf Course Lease Commencement Date”) and until the date on which the Golf Course opens for business, which is expected to be in Summer 2019 (the “Golf Course Opening Date”), fixed rent payments is $0.

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

The Alder Lease

On December 28, 2015, ERREII entered into a sublease (the “Alder Lease”) with the Destination Resort Developer, for the lease of the Alder Parcel. The terms of the Alder Lease are substantially similar to the Casino Lease, subject to the material differences described below. Under the Alder Lease, there is no percentage rent due.

The following table represents the future fixed rent payments under the Alder Lease at December 31, 2018:

Year ending December 31,	Fixed Rent Payments due by Period
(in thousands)
2019 (1) (2)	$150
2020 (2)	150
2021 (2)	150
2022 (2)	150
2023 (2)	150
2024 to 2056 (2) (3)	$7,542

(1)
From the date the Alder Lease commenced (the “Alder Lease Commencement Date”) and until the date on which The Alder opened for business, which was January 1, 2019 (the “Alder Opening Date”), fixed rent payments were $0.

(2)	From the Alder Opening Date and continuing for the 10 years thereafter, fixed rent will equal $150,000 per year.

(3)	From January 2029 through the remainder of the term of the Alder Lease, fixed rent will equal $250,000 per year.

The Alder Lease is a net lease and ERREII is obligated to pay the rent payable under the Alder Lease and other costs related to ERREII's use and operation of the Alder Parcel, including the special district tax assessments allocated to the Alder Parcel, not to exceed the capped dollar amount applicable to the Alder Parcel. This obligation will not be assessed against ERREII prior to 60 months following the Alder Lease Commencement Date.

Purchase Option Agreement

On December 28, 2015, Montreign Operating and EPR entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which EPR granted to Montreign Operating the option (the “Purchase Option”) to purchase all, but not fewer than all, of the Development Project Parcels for a purchase price of $175 million, ($200 million after the sixth anniversary of the date the license was awarded, less a credit of up to $25 million for certain previous payments made by the Project Parties. The Purchase Option commenced on December 28, 2015 and will expire on the earlier to occur of (i) the natural expiration of the term of the Casino Lease and (ii) 90 days following the earlier termination of the Casino Lease, if otherwise terminated in accordance with its terms (the “Purchase Option Period”).

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

Note P. Summarized Quarterly Data (Unaudited)

On March 12, 2019, the Company's management concluded that its previously filed interim consolidated financial statements as of and for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (“Restated Quarters”) should no longer be relied upon.
For the year ended December 31, 2018, the Company reviewed certain technical accounting guidance during its year-end review process related to the accounting for stock granted and an associated guaranty obligation with MHHA in February 2018. Based on this review, the Company concluded that the previously recorded accounting treatment recorded in the first quarter of 2018 was not appropriate. As a result, the Company determined that the previously issued quarterly financial statements for the quarterly periods ending March 31, June 30, and September 30, 2018 should be restated to properly reflect the accounting for this transaction for these periods.
On November 1, 2014, MRMI, a wholly-owned subsidiary of Empire and the MHHA entered into an agreement that governs the conduct of MRMI and MHHA relating to horseracing purse payments, the simulcasting of horse races and certain other payments (the "2014 MHHA Agreement"). Pursuant to the 2014 MHHA Agreement and that certain Securities Acquisition Agreement, dated March 3, 2014, between Empire and MHHA (the “MHHA SAA”), on March 16, 2018, Empire issued to MHHA 200,000 shares of common stock (the "MHHA Shares"), and on March 15, 2018, Empire issued to MHHA a warrant to purchase 60,000 shares of common stock at $81.50 per share (the “MHHA Warrants”). The funds generated from the sale of the MHHA Shares or the sale of any shares acquired by MHHA upon the exercise of the MHHA Warrants will be deposited into a purse account for the benefit of MHHA and its members. If, on February 8, 2025, the value of any MHHA Shares previously sold by MHHA and the fair market value of any MHHA Shares not sold by MHHA by February 8, 2025 is less than $5.5 million, then the Company agreed to deposit into the special purse account an amount equal to the difference between $5.5 million and the value of the shares of common stock sold by MHHA and not sold by MHHA.
Upon satisfaction of the conditions contained in the 2014 MHHA Agreement and the MHHA SPA, the Company issued the MHHA Shares and the MHHA Warrants on March 16, 2018 and March 15, 2018, respectively. On the date of issuance, the Company determined that the MHHA Shares had a fair value of $4.7 million, which had been recorded as a long-term asset, net of $1.4 million which was previously expensed through March 2018. In preparing its audited financial statements for the year ended December 31, 2018, the Audit Committee and management of the Company determined that based on further review of applicable technical accounting literature, the value of the MHHA Shares should be recognized as an expense upon issuance and the associated fair value of the guaranty liability of $5.5 million should be recognized as a liability-classified guaranty.

      The restatement of the Company's consolidated financial statements for the Restated Quarters is set forth below in the tabular presentation.

The effect of the restatement to relevant financial line items included on the previously issued unaudited interim consolidated financial statements for the quarterly period ended March 31, 2018 was as follows:

Consolidated Balance Sheet		At March 31, 2018
	As Reported	Adjustments	As Restated
Assets		($ in thousands)
Total current assets	$39,458	—	$39,458
Other assets	3,592	(3,358)	234
Total assets	$818,552	$(3,358)	$815,194
Liabilities and Stockholders’ equity
Current liabilities:
Total current liabilities	$93,299	—	$93,299
Other long-term liabilities	7,905	1,964	9,869
Total liabilities	564,251	1,964	566,215

Stockholders’ equity:
Accumulated deficit	(322,029)	(5,322)	(327,351)
Total stockholders’ equity	254,301	(5,322)	248,979
Total liabilities and stockholders’ equity	$818,552	$(3,358)	$815,194

Consolidated Statement of Operations and Comprehensive Loss	For the three months ended March 31, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Net revenues:	$33,522	—	$33,522
Costs and expenses:
Selling, general and administrative	8,084	5,097	13,181
Total costs and expenses	52,413	5,097	57,510
Loss from operations	(18,891)	(5,097)	(23,988)
Other income (expense)	—	(225)	(225)
Loss before income taxes	(20,911)	(5,322)	(26,233)
Net loss	(20,911)	(5,322)	(26,233)
Net loss applicable to common stockholders	$(20,943)	$(5,322)	$(26,265)

Weighted average common shares outstanding
Basic	32,538	—	32,538
Diluted	32,538	—	32,538
Loss per common share
Basic	$(0.64)	$(0.16)	$(0.81)
Diluted	$(0.64)	$(0.16)	$(0.81)

Comprehensive loss:
Net loss	$(20,911)	$(5,322)	$(26,233)
Unrealized income on Interest Rate Cap	115	—	115
Comprehensive loss	$(20,796)	$(5,322)	$(26,118)

Consolidated Statement of Cash Flows	For the three months ended March 31, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(20,911)	$(5,322)	$(26,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	697	5,097	5,794
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	10,174	225	10,399
Net cash used in operating activities	1,866	—	1,866
Net cash used in investing activities	(1,201)	—	(1,201)
Cash flows provided by (used in) financing activities:
Net cash provided by financing activities	10,923	—	10,923
Net increase/(decrease) in cash, cash equivalents and restricted cash	11,588	—	11,588
Cash, cash equivalents and restricted cash, beginning of year	53,055	—	53,055
Cash, cash equivalents and restricted cash, end of year	$64,643	$—	$64,643

The effect of the restatement to relevant financial line items included on the previously issued unaudited interim consolidated financial statements for the quarterly period ended June 30, 2018 was as follows:

Consolidated Balance Sheet		At June 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Current assets:
Total current assets	$29,828	—	$29,828
Other assets	3,471	(3,189)	282
Total assets	$781,715	$(3,189)	$778,526
Liabilities and Stockholders’ equity
Total current liabilities	$93,817	—	$93,817
Other long-term liabilities	7,540	1,832	9,372
Total liabilities	564,101	1,832	565,933

Stockholders’ equity:
Accumulated deficit	(359,357)	(5,021)	(364,378)
Total stockholders’ equity	217,614	(5,021)	212,593
Total liabilities and stockholders’ equity	$781,715	$(3,189)	$778,526

Consolidated Statement of Operations and Comprehensive Loss	For the three months ended June 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Net revenues:	$49,136	—	$49,136
Costs and expenses:
Selling, general and administrative	16,949	(169)	16,780
Total costs and expenses	71,530	(169)	71,361
Loss from operations	(22,394)	169	(22,225)
Other income (expense)	—	132	132
Loss before income taxes	(37,298)	301	(36,997)
Net loss	(37,298)	301	(36,997)
Net loss applicable to common stockholders	$(37,330)	$301	$(37,029)

Weighted average common shares outstanding
Basic	32,663	—	32,663
Diluted	32,663	—	32,663
Loss per common share
Basic	$(1.14)	$0.01	$(1.13)
Diluted	$(1.14)	$0.01	$(1.13)

Comprehensive loss:
Net loss	$(37,298)	$301	$(36,997)
Unrealized income on Interest Rate Cap	72	—	72
Comprehensive loss	$(37,226)	$301	$(36,925)

Consolidated Statement of Operations and Comprehensive Loss	For the six months ended June 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Net revenues:	$82,658	—	$82,658
Costs and expenses:
Selling, general and administrative	25,033	4,928	29,961
Total costs and expenses	123,943	4,928	128,871
Loss from operations	(41,285)	(4,928)	(46,213)
Other income (expense)	—	(93)	(93)
Loss before income taxes	(58,209)	(5,021)	(63,230)
Net loss	(58,209)	(5,021)	(63,230)
Net loss applicable to common stockholders	$(58,273)	$(5,021)	$(63,294)

Weighted average common shares outstanding
Basic	32,601	—	32,601
Diluted	32,601	—	32,601
Loss per common share
Basic	$(1.79)	$(0.15)	$(1.94)
Diluted	$(1.79)	$(0.15)	$(1.94)

Comprehensive loss:
Net loss	$(58,209)	$(5,021)	$(63,230)
Unrealized income (loss) on Interest Rate Cap	$187	—	$187
Comprehensive loss	$(58,022)	$(5,021)	$(63,043)

Consolidated Statement of Cash Flows	For the six months ended June 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(58,209)	$(5,021)	$(63,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,449	4,928	6,377
Accrued expenses and other liabilities	12,996	93	13,089
Net cash used in operating activities	(27,624)	—	(27,624)
Cash flows provided by (used in) investing activities:
Net cash used in investing activities	(1,257)	—	(1,257)
Cash flows provided by (used in) financing activities:
Net cash provided by financing activities	15,967	—	15,967
Net increase/(decrease) in cash, cash equivalents and restricted cash	(12,914)	—	(12,914)
Cash, cash equivalents and restricted cash, beginning of year	53,055	—	53,055
Cash, cash equivalents and restricted cash, end of year	$40,141	—	$40,141

The effect of the restatement to relevant financial line items included on the previously issued unaudited interim consolidated financial statements for the quarterly period ended September 30, 2018 was as follows:

Consolidated Balance Sheet		At September 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Current assets:
Total current assets	$37,772	—	$37,772
Other assets	3,307	(3,020)	287
Total assets	$831,332	$(3,020)	$828,312
Liabilities and Stockholders’ equity
Current liabilities:
Total current liabilities	$100,199	—	$100,199
Other long-term liabilities	7,555	2,177	9,732
Total liabilities	646,463	2,177	648,640

Stockholders’ equity:
Accumulated deficit	(393,105)	(5,197)	(398,302)
Total stockholders’ equity	184,869	(5,197)	179,672
Total liabilities and stockholders’ equity	$831,332	$(3,020)	$828,312

Consolidated Statement of Operations and Comprehensive Loss	Three months ended September 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Net revenues:	$59,948	—	$59,948
Costs and expenses:
Selling, general and administrative	19,754	(169)	19,585
Total costs and expenses	77,838	(169)	77,669
Loss from operations	(17,890)	169	(17,721)
Other income (expense)	—	(345)	(345)
Loss before income taxes	(33,716)	(176)	(33,892)
Net loss	(33,716)	(176)	(33,892)
Net loss applicable to common stockholders	$(33,748)	$(176)	$(33,924)

Weighted average common shares outstanding
Basic	32,689	—	32,689
Diluted	32,689	—	32,689
Loss per common share
Basic	$(1.03)	$(0.01)	$(1.04)
Diluted	$(1.03)	$(0.01)	$(1.04)

Comprehensive loss:
Net loss	$(33,716)	$(176)	$(33,892)
Unrealized income on Interest Rate Cap	39	—	39
Comprehensive loss	$(33,677)	$(176)	$(33,853)

Consolidated Statement of Operations and Comprehensive Loss	Nine months ended September 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Net revenues	$142,606	$0	$142,606
Costs and expenses:
Selling, general and administrative	44,787	4,759	49,546
Total costs and expenses	201,781	4,759	206,540
Loss from operations	(59,175)	(4,759)	(63,934)
Other income (expense)	—	(438)	(438)
Loss before income taxes	(91,925)	(5,197)	(97,122)
Income tax benefit	—	—	—
Net loss	(91,925)	(5,197)	(97,122)
Dividends on preferred stock	(96)	—	(96)
Net loss applicable to common stockholders	$(92,021)	$(5,197)	$(97,218)

Weighted average common shares outstanding
Basic	32,653	—	32,653
Diluted	32,653	—	32,653
Loss per common share
Basic	$(2.82)	$(0.16)	$(2.98)
Diluted	$(2.82)	$(0.16)	$(2.98)

Comprehensive loss:
Net loss	$(91,925)	$(5,197)	$(97,122)
Unrealized income on Interest Rate Cap	226	—	226
Comprehensive loss	$(91,699)	$(5,197)	$(96,896)

Consolidated Statement of Cash Flows	For the nine months ended September 30, 2018
	As Reported	Adjustments	As Restated
		($ in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(91,925)	$(5,197)	$(97,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,042	4,759	6,801
Accrued expenses and other liabilities	26,087	438	26,525
Net cash used in operating activities	(42,335)	—	(42,335)
Cash flows provided by (used in) investing activities:
Net cash used in investing activities	(20,252)	—	(20,252)
Cash flows provided by (used in) financing activities:
Net cash provided by financing activities	92,602	—	92,602
Net increase/(decrease) in cash, cash equivalents and restricted cash	30,015	—	30,015
Cash, cash equivalents and restricted cash, beginning of year	53,055	—	53,055
Cash, cash equivalents and restricted cash, end of year	$83,070	$—	$83,070

The following table summarizes the quarterly results of operations for the year ended December 31, 2017:

	Fiscal Quarter
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2017	(in thousands, except per share data)

Net revenues	$14,769	$17,186	$18,713	$15,183

Loss from operations	(6,356)	(6,830)	(6,844)	(9,887)

Net loss	(11,451)	(11,916)	(10,872)	(12,105)

Loss per common share:

Loss per common share, basic	$(0.37)	$(0.39)	$(0.35)	$(0.39)
Loss per common share, diluted	$(0.37)	$(0.39)	$(0.35)	$(0.39)

Note Q. Subsequent Events

MRMI Operations

On January 22, 2019, management of the Company notified employees of MRMI concerning the Company’s plans to cease VGM operations and food and beverage service at Monticello Casino and Raceway. The Company anticipates operations to cease on or about April 23, 2019.

Series F Preferred Stock Subscription

On February 20, 2019, pursuant to the KH 2018 Preferred Stock Commitment Letter, the Company and Kien Huat entered into a subscription agreement, pursuant to which Kien Huat purchased 200 shares of Series F Preferred Stock for an consideration of $20 million and net proceeds to the Company (after deducting a $200,000 funding fee due to Kien Huat) of $19.8 million.

2019 Moelis Letter Agreement
On February 15, 2019, the Company and Moelis entered into a letter agreement (the “2019 Moelis Letter Agreement”), pursuant to which Moelis will act as the Company’s financial advisor to review and analyze the Company's historical results, financial projections and business plan, conduct a business and financial analysis of the Company's prospective online gaming and sports betting business, and evaluate the capital structure of the Company and/or its subsidiaries. Pursuant to the 2019 Moelis Letter Agreement, we paid Moelis a general advisory fee of approximately $350,000 upon execution of the agreement.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
 None.

Item 9A.	Controls and Procedures.
As of December 31, 2018, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at December 31, 2018.
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

In connection with the restatement discussed in Note P, "Summarized Quarterly Data ("Unaudited)," under the supervision and with the participation of the Chief Executive Officer and Chief Accounting Officer, management reevaluated Empire Resorts, Inc.'s disclosure controls and procedures as of March 31, 2018, June 30, 2018 and September 30, 2018. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in the recognition of expenses associated with the Company's issuance of the MHHA Shares. The Company's Chief Executive Officer and Chief Accounting Officer concluded that, as a result, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2018, June 30, 2018 and September 30, 2018 and December 31, 2018.
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
Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework 2013 framework (the "COSO criteria") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its initial evaluation under the COSO criteria, management concluded that Empire Resorts, Inc.'s internal control over financial reporting was effective as of March 31, 2018, June 30, 2018 and September 30, 2018. Subsequently, in March 2019, management concluded that the Company did not maintain effective controls with respect to the recognition of expenses associated with the Company's issuance of the MHHA Shares on its unaudited consolidated financial statements in the fiscal 2018 period. On March 12, 2019, the Company's Audit Committee authorized management to restate its unaudited consolidated financial statements for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018. Accordingly, management concluded that the control deficiency that resulted in the incorrect recognition of expenses associated with the issuance of the MHHA Shares constituted a material weakness as of March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company's internal controls over financial reporting were not effective as of March 31, 2018, June 30, 2018 and September 30, 2018 and December 31, 2018.
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
Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting within this report.

Remediation Plan
In 2018, in connection with the opening of the Casino, the internal control policies and procedures of the Company were expanded to address the increased scope of the Company's operations. To remediate the material weakness surrounding the presentation of the recognition of expenses associated with the issuance of the MHHA Shares, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note P, "Summarized Quarterly Data (Unaudited").

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, in conjunction with the opening of the Casino, the Company implemented a new gaming management system and a new hotel management system at its wholly owned subsidiary Montreign Operating. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and, where appropriate, made changes to these controls over financial reporting to address these system implementations. The Company believes that the internal control changes resulting from the implementations will improve the overall control environment. Other than as described above, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during first quarter 2019 designed to remediate a material weakness solely related to the recognition of expenses associated with the issuance of the MHHA Shares.

Item 9B.	Other Information.
On March 11, 2019, the Company entered into an employment agreement with Nanette L. Horner, effective as of January 1, 2019 (the "Horner Employment Agreement") in connection with Ms. Horner's continued employment as Executive Vice President, Chief Counsel and Chief Compliance Officer. Ms. Horner's employment agreement provides for a term ending on January 4, 2021, unless the relationship is earlier terminated by either party in accordance with the provisions of the Horner Employment Agreement. Ms. Horner receives an annual base salary of $300,000, which may be adjusted at the discretion of the Board of Directors of the Company. In addition, Ms. Horner receives a travel and lodging allowance in the amount of $1,200 per month.
In the event that the Company terminates Ms. Horner's employment with Cause (as defined in the Horner Employment Agreement) or Ms. Horner resigns without Good Reason (as defined in the Horner Employment Agreement), the Company's obligations are limited generally to paying Ms. Horner her base salary, unpaid expenses and any benefits to which Ms. Horner is entitled through the termination date (collectively, "Accrued Obligations"). In the event Ms. Horner's employment is terminated as a result of death or disability, Ms. Horner or her estate, as the case may be, is entitled to receive the Accrued Obligations, any unvested equity award held by Ms. Horner will become vested immediately and any options held by Ms. Horner will remain exercisable through the remainder of their original term. In the event that the Company terminates Ms. Horner's employment without Cause or Ms. Horner resigns with Good Reason, the Company is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which she is a participant (based on the days worked during the applicable year) and (iii) Ms. Horner's compensation for the lesser of (A) 18 months or (B) the remainder of the term of the Horner Employment Agreement and accelerate the vesting of any equity award granted at the direction of the Company's compensation committee, and any options held by Ms. Horner will remain exercisable through the remainder of their original term. In the event that the Company terminates Ms. Horner's employment without Cause or Ms. Horner resigns with Good Reason on or following a Change of Control (as defined in the Horner Employment Agreement), the Company is obligated to pay (i) the Accrued Obligations, (ii) a pro rata portion of any bonus awarded pursuant to a bonus plan in which she is a participant (based on the days worked during the applicable year), and (iii) Ms. Horner's compensation for the greater of (A) 24 months or (B) the remainder of the term of the Horner Employment Agreement and accelerate the vesting of any equity award granted to Ms. Horner at the discretion of the Company's compensation committee, and any options held by Ms. Horner will remain exercisable through the remainder of the original term.
The Company has agreed to customary indemnification for Ms. Horner for any claims arising out of her service to the Company. In addition, Ms. Horner has agreed to non-competition and non-solicitation provisions that extend for a post-termination period ranging from three months to one year following the date of termination depending on the reason for termination. Ms. Horner has also agreed to customary terms concerning the protection and confidentiality of company information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this item concerning directors, executive officers and corporate governance matters is hereby incorporated by reference to the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Financial Statements
Schedule II—Valuation and Qualifying Accounts
Empire Resorts, Inc. and Subsidiaries
Valuation and Qualifying Accounts
December 31, 2018, 2017 and 2016
(in thousands)

Description	Balance at beginning of year	Addition charged to costs and expenses	Other additions (deductions)	Less deductions	Balance at end of year
Year ended December 31, 2018
Allowance for doubtful accounts	$171	$69	$—	$(90)	$150
Deferred tax asset valuation allowance	$71,208	$35,170	$—	$—	$106,378
Year ended December 31, 2017
Allowance for doubtful accounts	$171	$—	$—	$—	$171
Deferred tax asset valuation allowance	$88,934	$17,492	$—	$(35,218)	$71,208
Year ended December 31, 2016
Allowance for doubtful accounts	$171	$—	$—	$—	$171
Deferred tax asset valuation allowance	$86,092	$—	$2,842	$—	$88,934

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation, dated November 1, 2016. (1)
3.2	Third Amended and Restated By-Laws, as most recently amended on November 2, 2016. (2)
4.1	Form of Common Stock Certificate. (3)
4.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, dated July 31, 1996. (4)
4.3	Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated May 29, 1998. (5)
4.4	Certificate of Amendment to the Certificate of Designation setting forth the Preferences, Rights and Limitations of Series B Preferred Stock and Series C Preferred Stock, dated June 13, 2001. (6)
4.5	Certificate of Designations setting forth the Preferences, Rights and Limitations of Series D Preferred Stock, dated February 7, 2000. (7)
4.6	Certificate of the Designations, Powers, Preferences and Rights of the Series E Preferred Stock, dated December 10, 2002. (8)
4.7	Certificate of Amendment of Certificate of the Designations, Powers, Preferences and Other Rights and Qualifications of the Series E Preferred Stock, dated January 12, 2004. (9)
4.8	Certificate of Designations of Series A Junior Participating Preferred Stock, dated March 24, 2008. (10)
4.9	Certificate of Amendment to the Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 19, 2009. (11)

4.10	Common Stock Purchase Warrant by and between Empire Resorts, Inc. and Joseph Bernstein, to purchase 2,000,000 shares of Common Stock, dated as of May 11, 2010. (12)
4.11	Letter Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, dated as of February 17, 2016 (13)
4.12	Amendment to Letter Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, dated as of December 28, 2017 (14)
4.13 *	Common Stock Purchase Warrant by and between Empire Resorts, Inc. and Monticello Harness Horsemen's Association, to purchase 60,000 shares of Common Stock, dated March 15, 2018
4.14	Amendment and Restated Certificate of Designations of Series F Preferred Stock of Empire Resorts, Inc, dated November 9, 2018. (15)
10.1	Investment Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, dated as of August 19, 2009 (16)
10.2	Registration Rights Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, dated as of August 19, 2009 (17)
10.3	First Amendment and Clarification to the Investment Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, dated as of September 30, 2009 (18)
10.4	Letter Agreement, dated December 31, 2015, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited, relating to the Investment Agreement, dated August 19, 2009 (19)
10.5	Settlement Agreement and Release by and among Empire Resorts, Inc., Kien Huat, Kok Thay Lim, Au Fook Yew, G. Michael Brown, and Joseph Bernstein, dated as of May 11, 2010 (20)
10.6 +
Amended and Restated Master Development Agreement by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC, dated as of December 28, 2015 (21)

10.7
First Amendment to Amended and Restated Master Development Agreement by and between Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II LLC, EPT Concord II, LLC, EPR Concord II, L.P. and Adelaar Developer, LLC, dated as of January 24, 2017 (22)

10.8 +	Purchase Option Agreement by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P., dated as of December 28, 2015 (23)
10.9	First Amendment to Purchase Option Agreement by and between Montreign Operating Company LLC, EPT Concord II, LLC and EPR Concord II, L.P., dated as of January 24, 2017 (24)
10.10	Completion Guaranty by Empire Resorts, Inc. for the benefit of EPR Concord II, L.P., EPT Concord II, LLC, Adelaar Developer, LLC and EPR Properties, dated as of December 28, 2015 (25)
10.11
Completion Guaranty by EPR Properties for the benefit of Montreign Operating Company LLC, Empire Resorts Real Estate I, LLC, Empire Resorts Real Estate II, LLC and Empire Resorts, Inc., dated as of December 28, 2015 (26)

10.12 +	Lease by and between EPT Concord II, LLC and Montreign Operating Company, LLC, relating to the Casino Parcel ("Casino Lease"), dated as of December 28, 2015 (27)

10.13	First Amendment to Casino Lease by and between EPT Concord II, LLC and Montreign Operating Company, LLC, dated as of January 24, 2017 (28)
10.14 +	Sub-Lease by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC, relating to The Alder Parcel ("The Alder Sublease"), dated as of December 28, 2015 (29)
10.15	First Amendment to The Alder Sublease by and between Adelaar Developer, LLC and Empire Resorts Real Estate II, LLC, dated as of January 24, 2017 (30)
10.16 +	Lease by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC, relating to the Golf Course Parcel (the "Golf Course Lease"), dated as of December 28, 2015 (31)
10.17	First Amendment to Golf Course Lease by and between Adelaar Developer, LLC and Empire Resorts Real Estate I, LLC, dated as of January 24, 2017 (32)
10.18	Empire Resorts, Inc. 2015 Amended and Restated Equity Incentive Plan (33)
10.19	Form of Option Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (34)
10.20	Form of Restricted Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (35)
10.21	Form of Restricted Stock Unit Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (36)
10.22	Form of Stock Appreciation Right Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (37)
10.23	Form of Stock Award under the Empire Resorts, Inc. 2015 Equity Incentive Plan (38)
10.24	Empire Resorts, Inc. Nonqualified Deferred Compensation Plan, effective as of January 1, 2017 (39)
10.25	Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated as of August 22, 2012 (40)
10.26	Amendment No. 1 to Employment Agreement by and between Empire Resorts Inc. and Nanette L. Horner, dated as of May 30, 2014 (41)
10.27	Amendment No. 2 to Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated as of June 30, 2015 (42)
10.28 *	Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated March 11, 2019 and effective as of January 1, 2019
10.29	Employment Agreement, dated as March 27, 2017, by and between Empire Resorts, Inc. and Ryan Eller. (43)
10.30	Employment Agreement, effective December 12, 2017, by and between Empire Resorts, Inc. and Jamie M. Sanko (44)
10.31	Employment Agreement, effective December 12, 2017, by and between Empire Resorts, Inc. and Kevin D. Kline (45)
10.32	Building Term Loan Agreement among Montreign Operating Company, LLC, the Lenders and Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (46)
10.33	Form of Term A Note (47)
10.34	Form of Term B Note (48)
10.35	Form of Subsidiary Guaranty made by Montreign Operating Company, LLC in favor of Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (49)
10.36	Pledge and Security Agreement among Montreign Operating Company, LLC, the Grantors and Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (50)
10.37	Equity Pledge Agreement by Montreign Holding Company, LLC as Pledgor and Credit Suisse AG, Cayman Islands Branch as Collateral Agent, dated as of January 24, 2017 (51)
10.38	Completion Guaranty by Empire Resorts, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, dated as of January 24, 2017 (52)
10.39
Project Disbursement Agreement among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of January 24, 2017 (53)

10.40
Building Loan Disbursement Agreement among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of January 24, 2017 (54)

10.41	Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of January 24, 2017 (55)
10.42	Form of Revolving Credit Facility Note (56)
10.43	Subsidiary Guaranty made by Montreign Operating Company, LLC in favor of Fifth Third Bank, dated as of January 24, 2017 (57)

10.44	Pledge and Security Agreement among Montreign Operating Company, LLC, each of the other Grantors and Fifth Third Bank, dated as of January 24, 2017 (58)
10.45	Equity Pledge Agreement by Montreign Holding Company, LLC as Pledgor and Fifth Third Bank as Collateral Agent, dated as of January 24, 2017. (59)
10.46	Loan Agreement between Montreign Holding Company, LLC and Kien Huat Realty III Limited, dated as of January 24, 2017 (60)
10.47	Form of Kien Huat-Montreign Promissory Note (61)
10.48	Pledge and Security Agreement by Empire Resorts, Inc. in favor of Kien Huat Realty III Limited, dated as of January 24, 2017 (62)
10.49+	RWS License Agreement, dated as of March 31, 2017, between Montreign Operating Company, LLC, an indirect, wholly-owned subsidiary of Empire Resorts, Inc., and RWS Services Pte Ltd. (63)
10.50
First Amendment to Building Term Loan Agreement, Building Loan Agreement and Project Disbursement Agreement, among Credit Suisse AG, Cayman Islands Branch as the Disbursement Agent, Credit Suisse AG, Cayman Islands Branch as the Administrative Agent, Credit Suisse AG, Cayman Islands Branch as the Collateral Agent, Montreign Operating Company, LLC as the Borrower and Empire Resorts Real Estate II, LLC as the EV Subsidiary, dated as of May 26, 2017 (64)

10.51	First Amendment to Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of May 26, 2017 (65)
10.52	Second Amendment to Revolving Credit Agreement among Montreign Operating Company, LLC, the Lenders and Fifth Third Bank, dated as of December 7, 2017 (66)
10.53	Delayed Draw Term Credit Agreement among Empire Resorts, Inc., Bangkok Bank PLC, New York Branch, and Monticello Raceway Management, Inc., as guarantor, dated as of December 28, 2017 (67)
10.54	Loan Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited ("Backstop Loan Agreement"), dated as of December 28, 2017 (68)
10.55	Form of Promissory Note (issuable to Kien Huat Realty III Limited pursuant to the Backstop Loan Agreement) (69)
10.56	Note Exchange Agreement among Empire Resorts, Inc., Montreign Holding Company, LLC and Kien Huat Realty III Limited, dated as of December 28,2017 (70)
10.57	Subordinate Loan Agreement between Empire Resorts, Inc. and Kien Huat Realty III Limited ("Subordinate Loan Agreement"), dated as of June 25, 2018 (71)
10.58	Form of Subordinate Promissory Note issued pursuant to Subordinate Loan Agreement (72)
10.59	Amendment to Delayed Draw Term Credit Agreement among Empire Resorts, Inc., Bangkok Bank PLC, New York Branch, and Monticello Raceway Management, Inc., as guarantor, dated as of June 25, 2018 (73)
10.60 *	Sportsbook and Digital Gaming Collaboration Agreement between Empire Resorts, Inc. and Hillside (New York) LLC, dated as of November 14, 2018 +
10.61	Common Stock Purchase Agreement by and between Empire Resorts, Inc., and Hillside (New Media Holdings) Limited, dated as of November 14, 2018 (74)
10.62	Subscription Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited with respect to the purchase of Series F Preferred Stock, dated as of November 13, 2018 (75)
10.63	Subscription Agreement by and between Empire Resorts, Inc. and Kien Huat Realty III Limited with respect to the purchase of Series F Preferred Stock, dated as of February 20, 2019 (76)
10.64 *	Revolving Loan Agreement by and between Montreign Operating Company, LLC and Empire Resorts, Inc., dated as of November 30, 2018

14.1	Code of Business Conduct and Ethics. (77)
14.2	Code of Ethics for the Principal Executive Officer and Senior Financial Officer(s). (78)
21.1 *	List of Subsidiaries.
23.1 *	Consent of Ernst & Young LLP.
31.1 *	Section 302 Certification of Principal Executive Officer.
31.2 *	Section 302 Certification of Principal Financial Officer.
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File (XBRL).

*    Filed herewith.

+	Confidential information has been omitted and confidential treatment has been granted with respect to the omitted information.

(1)	Incorporated by reference to Exhibit 3.1 to Empire Resorts, Inc.'s Form 10-K for the year ended December 31, 2016 (the "2016 10-K"), filed with the Commission on March 13, 2017.

(2)	Incorporated by reference to Exhibit 3.2 of Empire Resorts, Inc.’s Current Report on Form 8-K (an “8-K”), filed with the Securities and Exchange Commission (the “Commission”) on November 2, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to the 2016 10-K.

(4)	Incorporated by reference to Exhibit 4.2 to Empire Resorts, Inc.'s 10-K for the year ended December 31,
    2003 (the "2003 10-K"), filed with the Commission on March 30, 2004.

(5)	Incorporated by reference to Exhibit 4.3 to the 2003 10-K.

(6)	Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

(7)	Incorporated by reference to Exhibit 4 to Empire Resorts, Inc.'s 8-K, filed with the Commission on February 15, 2000.

(8)	Incorporated by reference to Exhibit 4.5 to the 2003 10-K

(9)	Incorporated by reference to Exhibit 4.6 to the 2003 10-K

(10)	Incorporated by reference to Exhibit 3.1 to Empire Resort, Inc.’s 8-K, filed with the Commission on March 24, 2008.

(11)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on August 19, 2009 (the "8/19/09 8-K").

(12)	Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1, filed with the Commission on December 11, 2013.

(13)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Commission on February 18, 2016.

(14)	Incorporated by reference to Exhibit 4.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Commission on January 3, 2018.

(15)	Incorporated by reference to Exhibit 3.1 to Empire Resorts, Inc.'s Current Report on Form 8-K, filed with the Commission on November 14, 2018.

(16)	Incorporated by reference to Exhibit 10.1 of the 8/19/09 8-K.

(17)	Incorporated by reference to Exhibit 10.2 to the 8/19/09 8-K

(18)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s 8-K, filed with the Commission on October 5, 2009 (the “10/5/09 8-K”).

(19)	Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.’s 10-K for the year ended December 31,
2015, filed with the Commission on March 10, 2016 (the “2015 10-K”).

(20)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.’s Quarterly Report on Form 10-Q (a
“10-Q”), filed with the Commission on May 17, 2010.

(21)     Incorporated by reference to Exhibit 10.12 to Empire Resorts, Inc.'s 2015 10-K.

(22)    Incorporated by reference to Exhibit 10.12 to Empire Resorts, Inc.'s 2016 10-K.

(23)     Incorporated by reference to Exhibit 10.13 to Empire Resorts, Inc.'s 2015 10-K.

(24)    Incorporated by reference to Exhibit 10.14 to Empire Resorts, Inc.'s 2016 10-K.

(25)     Incorporated by reference to Exhibit 10.14 to Empire Resorts, Inc.'s 2015 10-K.

(26)     Incorporated by reference to Exhibit 10.15 to Empire Resorts, Inc.'s 2015 10-K.

(27)     Incorporated by reference to Exhibit 10.16 to Empire Resorts, Inc.'s 2015 10-K.

(28)    Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 2016 10-K.

(29)     Incorporated by reference to Exhibit 10.17 to Empire Resorts, Inc.'s 2015 10-K.

(30)     Incorporated by reference to Exhibit 10.20 to Empire Resorts, Inc.'s 2016 10-K.

(31)    Incorporated by reference to Exhibit 10.18 to Empire Resorts, Inc.'s 2015 10-K.

(32)    Incorporated by reference to Exhibit 10.22 to Empire Resorts, Inc.'s 2016 10-K.

(33)    Incorporated by reference to Exhibit 10.26 to Empire Resorts, Inc.'s 2016 10-K.

(34)     Incorporated by reference to Exhibit 10.23 to the 2015 10-K.

(35)     Incorporated by reference to Exhibit 10.24 to the 2015 10-K.

(36)     Incorporated by reference to Exhibit 10.25 to the 2015 10-K.

(37)     Incorporated by reference to Exhibit 10.26 to the 2015 10-K.

(38)     Incorporated by reference to Exhibit 10.27 to the 2015 10-K.

(39)     Incorporated by reference to Exhibit 10.1 of Empire Resorts, Inc.’s 8-K, as filed with the Commission on
December 7, 2016

(40)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s 8-K, filed with the Commission on
August 23, 2012.

(41)     Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 3, 2014.

(42)     Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
July 7, 2015.

(43)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
March 27, 2017.

(44)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
December 14, 2017.

(45)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
December 14, 2017.

(46)    Incorporated by reference to Exhibit 10.43 to the 2016 10-K.

(47)     Incorporated by reference to Exhibit 10.44 to the 2016 10-K.

(48)     Incorporated by reference to Exhibit 10.45 to the 2016 10-K.

(49)     Incorporated by reference to Exhibit 10.46 to the 2016 10-K.

(50)	Incorporated by reference to Exhibit 10.47 to the 2016 10-K

(51)    Incorporated by reference to Exhibit 10.48 to the 2016 10-K.

(52)     Incorporated by reference to Exhibit 10.49 to the 2016 10-K.

(53)     Incorporated by reference to Exhibit 10.50 to the 2016 10-K.

(54)     Incorporated by reference to Exhibit 10.51 to the 2016 10-K.

(55)	Incorporated by reference to Exhibit 10.52 to the 2016 10-K

(56)     Incorporated by reference to Exhibit 10.53 to the 2016 10-K.

(57)     Incorporated by reference to Exhibit 10.54 to the 2016 10-K.

(58)	Incorporated by reference to Exhibit 10.55 to the 2016 10-K

(59)     Incorporated by reference to Exhibit 10.56 to the 2016 10-K.

(60)     Incorporated by reference to Exhibit 10.57 to the 2016 10-K.

(61)	Incorporated by reference to Exhibit 10.58 to the 2016 10-K

(62)	Incorporated by reference to Exhibit 10.59 to the 2016 10-K

(63)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 10-Q, for the quarter ended March
31, 2017, filed with the Commission on May 4, 2017.

(64)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 1, 2017.

(65)     Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 1, 2017.

(66)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
December 13, 2017.

(67)     Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(68)    Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(69)    Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(70)    Incorporated by reference to Exhibit 10.4 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
January 3, 2018.

(71)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 26, 2018

(72)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 26, 2018

(73)	Incorporated by reference to Exhibit 10.3 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
June 26, 2018

(74)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
November 14, 2018

(75)	Incorporated by reference to Exhibit 10.2 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
November 14, 2018

(76)	Incorporated by reference to Exhibit 10.1 to Empire Resorts, Inc.'s Form 8-K, filed with the Commission on
February 20, 2019

(77)     Incorporated by reference to Exhibit 14.1 to Empire Resorts, Inc.'s Current Report on Form 8-K/A, filed with the Commission on November 16, 2011 (the "11/16/11 8-K").

(78)     Incorporated by reference to Exhibit 14.2 to the 11.16.11 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer
	Date:	March 15, 2019
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Eller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2019
Ryan Eller

/s/ Jamie Sanko	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2019
Jamie Sanko

/s/ Emanuel R. Pearlman	Executive Chairman of the Board	March 15, 2019
Emanuel R. Pearlman

/s/ Edmund Marinucci	Director	March 15, 2019
Edmund Marinucci

/s/ Keith L. Horn	Director	March 15, 2019
Keith L. Horn

/s/ Nancy A. Palumbo	Director	March 15, 2019
Nancy A. Palumbo

/s/ Gregg Polle	Director	March 15, 2019
Gregg Polle

/s/ Gerard Ewe Keng Lim	Director	March 15, 2019
Gerard Ewe Keng Lim

4.13	Common Stock Purchase Warrant by and between Empire Resorts, Inc. and Monticello Harness Horsemen's Association, to purchase 60,000 shares of Common Stock, dated March 15, 2018
10.28	Employment Agreement by and between Empire Resorts, Inc. and Nanette L. Horner, dated March 11, 2019 and effective as of January 1, 2019.
10.60 +	Sportsbook and Digital Gaming Collaboration Agreement by and between Empire Resorts, Inc. and Hillside (New York) LLC, dated as of November 14, 2018 +
10.64	Revolving Loan Agreement by and between Montreign Operating Company, LLC and Empire Resorts, Inc., dated as of November 30, 2018
23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

101	Interactive Data File (XBRL).