Form 10-Q
period 2019-03-31
EMPIRE RESORTS INC
filed 2019-05-08
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NYNY	Nasdaq

As of May 7, 2019, there were 34,413,459 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$13,958	$28,338
Restricted cash	143	373
Accounts receivable, net	7,866	5,965
Inventories	959	936
Prepaid expenses and other current assets	10,828	8,026
Total current assets	33,754	43,638
Property and equipment, net	692,848	697,679
Capitalized Development Projects costs	6,884	5,724
Restricted cash for Development Projects	15,889	21,039
Intangible asset, net	43,639	45,216
Operating lease right-of-use assets, net	65,465	—
Other assets	25,785	33,130
Total assets	$884,264	$846,426
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$9,910	$9,894
Current portion of long-term debt	46,388	48,004
Accrued Development Projects costs	4,438	4,922
Accrued expenses and other current liabilities	31,358	33,678
Total current liabilities	92,094	96,498
Long-term loan, related party, net of debt issuance costs	31,939	30,954
Long-term debt, net of current portion	491,833	495,693
Other long-term liabilities	78,089	11,442
Total liabilities	693,955	634,587

Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44,528 shares issued and outstanding	1	1
Series F, redeemable, $100,000 per share redemption value, 320 and 120 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively (aggregate liquidation value of $100,000 as of March 31, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 34,413,459 and 34,403,250 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	344	344
Additional paid-in capital	667,665	651,623
Accumulated other comprehensive loss	(184)	(219)
Accumulated deficit	(477,517)	(439,910)
Total stockholders’ equity	190,309	211,839
Total liabilities and stockholders’ equity	$884,264	$846,426
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data) (Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Gaming	$44,622	$28,646
Racing	1,263	1,364
Food and beverage	7,614	2,572
Room	2,490	684
Other	1,625	375
Net revenues	57,614	33,641
Operating costs and expenses:
Gaming	35,333	21,336
Racing	2,197	1,708
Food and beverage	8,121	3,566
Room	2,492	857
Other	16	62
Selling, general and administrative	18,093	13,297
Development Projects	17	11,095
Depreciation and amortization	9,975	5,708
Total operating costs and expenses	76,244	57,629
Loss from operations	(18,630)	(23,988)
Interest expense	(17,269)	(2,396)
Other income (expense)	(1,882)	(225)
Interest income	206	376
Loss before income taxes	(37,575)	(26,233)
Income tax provision	—	—
Net loss	(37,575)	(26,233)
Dividends on Series B Preferred Stock	(32)	(32)
Net loss applicable to common stockholders	$(37,607)	$(26,265)

Weighted average common shares outstanding:
Basic	34,402	32,538
Diluted	34,402	32,538
Loss per common share:
Basic	$(1.09)	$(0.81)
Diluted	$(1.09)	$(0.81)

Comprehensive loss:

Net loss	$(37,575)	$(26,233)
Other comprehensive gain (loss):
Unrealized income (loss) on Interest Rate Cap	35	115
Comprehensive loss	$(37,540)	$(26,118)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In thousands)

	Preferred Stock							Other Comprehensive Income/(Loss)		Total Stockholders' Equity/(Deficit)
	Series B		Series F, redeemable		Common Stock		Additional paid-in capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2017	44	—	—	—	32,560	$326	$572,342	$(315)	$(301,032)	$271,321
Adoption of ASC 606	—	—	—	—	—	—	—	—	(54)	(54)
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Stock Grant to Horsemen	—	—	—	—	200	2	4,718	—	—	4,720
Options and Option Matching Rights exercised	—	—	—	—	3	—	50	—	—	50
Restricted stock forfeited for tax payment	—	—	—	—	(27)	—	(1,455)	—	—	(1,455)
Stock-based compensation	—	—	—	—	—	—	547	—	—	547
Comprehensive income	—	—	—	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	—	—	—	(26,233)	(26,233)
Balances, March 31, 2018	44	—	—	—	32,736	$328	$576,202	$(200)	$(327,351)	$248,979

Balances, December 31, 2018	44	—	—	$1	34,403	$344	$651,623	$(219)	$(439,910)	$211,839
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common stock issued	—	—	—	—	20	—	—	—	—	—
Issuance of Series F Preferred Stock, redeemable	—	—	—	—	—	—	14,340	—	—	14,340
Restricted stock forfeited for tax payment	—	—	—	—	(10)	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	—	—	1,808	—	—	1,808
Comprehensive income	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	(37,575)	(37,575)
Balances, March 31, 2019	44	—	—	$1	34,413	$344	$667,665	$(184)	$(477,517)	$190,309

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)	Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(37,575)	$(26,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,398	4,656
Amortization of gaming license	1,577	1,052
Amortization of debt issuance costs	1,435	417
Amortization of operating leases	618	—
Net recovery of doubtful accounts	(3)	—
Non-cash interest expense	945	—
Loss on disposal of property and equipment	23	—
Stock-based compensation	1,808	5,794
Changes in operating assets and liabilities:
Accounts receivable	(1,898)	(767)
Inventories	(23)	(1,263)
Prepaid expenses and other current assets	(2,801)	(1,760)
Accounts payable	16	9,571
Accrued expenses and other current liabilities	152	10,399
Net cash provided by (used in) operating activities	(27,328)	1,866
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(3,731)	(102)
Capitalized Development Projects costs	(1,503)	(97,160)
Refund of cash collateral for deposit bond	—	35,000
Net change in investments for Development Projects	—	61,048
Other	—	13
Net cash used in investing activities	(5,234)	(1,201)
Cash flows provided by (used in) financing activities:
Issuance of Series F Preferred Stock, redeemable	19,800	—
Proceeds from Term A Loan	—	13,000
Principal payments on Term Loan Facility	(2,969)	—
Principal payments on equipment loans	(3,891)	(363)
Series B Preferred Stock dividend payment	(32)	(32)
Proceeds from exercise of stock options and option matching rights	—	50
Payment of debt issuance costs and Interest Rate Cap fees	—	(277)
Other payments	(106)	(1,455)
Net cash provided by financing activities	12,802	10,923
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,760)	11,588
Cash, cash equivalents and restricted cash, beginning of period	49,750	53,055
Cash, cash equivalents and restricted cash, end of period	$29,990	$64,643
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,500	$11,441
Non-cash investing and financing activities:
Accrued Development Projects costs	$4,438	$43,802
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note B. Summary of Significant Accounting Policies
Revenue recognition

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

Food and beverage revenues and room revenues include (i) revenues generated from transactions with patrons for such goods and/or services, (ii) revenues recognized through the redemption of points from our loyalty programs for such goods and/or services, and (iii) revenues generated as a result of providing such goods and/or services on a complimentary basis in conjunction with gaming activities. Food and beverage revenues and room revenues are recognized when goods are delivered and services are performed. In general, performance obligations associated with these transactions are satisfied at a point-in-time, but may also be satisfied over a period of time, which is typically over the course of a patron’s stay. Advance deposits on rooms are reflected as a performance obligation liability until the goods and/or services are provided to the patron. The Company's performance obligation liabilities are included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.

Racing revenues include revenues earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks. Some elements of racing revenues from Off-Track Betting Corporations (“OTBs”) are recognized as collected, due to uncertainty of receipt and timing of payments.

Other revenues primarily include commissions received on ATM transactions and cash advances, as well as lottery tickets, which are recorded on a net basis as the Company represents the agent in its relationship with the third-party service providers. Other revenues also include the sale of retail goods, which are recognized at the time the goods are delivered to the customer.

Complimentary food and beverage revenues and complimentary room revenues for the three-month periods ended March 31, 2019 and 2018, respectively, were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Complimentary food and beverage revenues	$5,152	$1,016
Complimentary room revenues	1,328	164
The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s deferred revenue liability for its loyalty point performance obligations was $1.8 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. Loyalty points are generally earned and redeemed continuously over time.
Leases
As described below and under "Recent accounting pronouncements," the Company adopted the provisions of new accounting standards and updates as codified in ASC Topic 842 regarding lease liabilities with corresponding right-of-use ("ROU") assets. The Company adopted this guidance as of January 1, 2019 using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.
The adoption of the new standard resulted in recording of operating lease ROU assets and lease liabilities of approximately $65.0 million and $74.7 million, respectively, as of January 1, 2019, with the difference largely due to deferred rents that were reclassified to the operating lease ROU assets. The adoption of the standard did not materially impact our consolidated net earnings and had no impact on cash flows. Leases are described further in Note L.
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
Restricted cash and equivalents
The Company has several types of restricted cash accounts. The restricted cash balances of $143,000 and $373,000 at March 31, 2019 and December 31, 2018, respectively, are in accordance with the New York State Gaming Commission (the "NYSGC") regulations. In addition, at March 31, 2019 and December 31, 2018, the Company had restricted cash of $15.9 million and $21.0 million, respectively, remaining from the proceeds of the Term Loan Facility (as defined below) held in the lender-controlled accounts pursuant to the Term Loan Facility. A portion of these funds were used during the three-month period ended March 31, 2019 to make final payments for the construction of the Casino and The Alder.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Cash and cash equivalents	$13,958	$28,338	$29,632
Restricted cash	143	373	1,212
Restricted cash for Development Projects	15,889	21,039	33,799
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,990	$49,750	$64,643

Restricted cash and cash equivalents for Development Projects
Restricted cash and cash equivalents for Development Projects represent the remaining funds from the Term Loan Facility to be utilized for the Development Projects. At March 31, 2019 and December 31, 2018, restricted cash for Development Projects of $15.9 million and $21.0 million, respectively, was comprised entirely of cash and cash equivalent balances.
Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectibility of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectibility. The Company extends credit to certain gaming patrons upon completion of a credit application process. Gaming patrons are expected to repay gaming markers within a predetermined period of time, the Company also settles wagers for other racetracks and is exposed to credit risk. These amounts are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $147,000 and $150,000 at March 31, 2019 and December 31, 2018, respectively.
Capitalized Interest
Interest costs for the Term Loan Facility incurred in connection with the construction of the Development Projects have been capitalized in the cost of the projects. Capitalization ceased for the Casino and The Alder on March 31, 2018 and January 1, 2019, respectively, when the projects were substantially completed. Capitalization will cease for the Golf Course Project when substantially complete or if development activity is suspended for an extended period of time.
The Company capitalized $0.1 million and $10.1 million of interest charges during the three-month periods ending March 31, 2019 and March 31, 2018, respectively.
Debt issuance costs
Debt issuance costs are amortized using the effective interest method over the term of the related debt. The amortization is included within interest expense and is included as a component of the capitalized interest costs.
Long-lived assets and other financial assets
The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value. In connection with the closure of the VGM operations and food and beverage service at MRMI, the approvals to close having been obtained on April 19, 2019, we are in the process of assessing the MRMI asset group for impairment.
The Company also reviews its financial assets (i.e., non-derivative financial assets) for impairment, if it becomes probable that the commitment will not result in the receipt of proceeds from the issuance of securities.
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases and operating leases was $8.1 million at December 31, 2018 and was included in "Other long-term liabilities". In addition, the Company has accrued a liability-classified guaranty of approximately $2.3 million at both March 31, 2019 and December 31, 2018, related to the guaranty liability due under the MHHA Agreement (as defined below). The Company has also recorded a derivative liability in the form of a put option of approximately $1.0 million and $0.9 million at March 31, 2019 and December 31, 2018, respectively, relating to the bet365 Common Stock Purchase Agreement (as described below).

Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month periods ended March 31, 2019 and 2018 were the same.
The following table shows the approximate number of common stock equivalents outstanding at March 31, 2019 and 2018 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2019 and 2018, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	March 31, 2019	March 31, 2018
Unvested Restricted stock	19,000	151,000
Warrants	193,000	193,000
Restricted stock units ("RSUs")	443,000	73,000
Option matching rights	—	1,000
Options	—	12,000
Total	655,000	430,000

On August 19, 2009, the Company entered into an investment agreement (the "Investment Agreement") with Kien Huat Realty Limited ("Kien Huat"), pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 200,000 options or warrants granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights.” The last remaining option matching rights expired in July 2018.
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $19,000 at March 31, 2019 and $143,000 at December 31, 2018, and is presented at fair value as "Other assets" on the condensed consolidated balance sheets. The difference between the fair value and amortized cost is recorded as an adjustment to "Accumulated other comprehensive loss".
Accumulated Other Comprehensive Loss
As of March 31, 2019 and December 31, 2018, accumulated other comprehensive loss was $0.2 million for each period and consisted solely of the fair value adjustment relating to the Interest Rate Cap.
Derivative Liability and Asset
The Company’s Collaboration Agreement with bet365 along with the related bet365 Common Stock Purchase Agreement (as both agreements are defined and discussed in Note I below) contained an initial put option that met the definition of a derivative instrument and a freestanding contingent forward instrument. The Company classified the initial put option as a long-term liability on its condensed consolidated balance sheet. Also, because, bet365 has or will be obligated to purchase shares of the Company’s common stock at a strike price less than the expected equity value once bet365’s Online Sportsbook Services (as defined in Note I below) are approved in New York State, we have classified the freestanding contingent forward instrument as a long-term asset on the condensed consolidated balance sheet. The derivative liability and the contingent forward asset were initially recorded at fair value upon the effective date of the Collaboration Agreement and are remeasured to fair value at each subsequent reporting date. Changes in the fair value of the derivative liability and long-term asset are recognized as a component of "Other income (expense)" on the condensed consolidated statement of operations and comprehensive loss.

Fair value
The Company follows the provisions of ASC 820, “Fair Value Measurement,” issued by the FASB for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company chose not to elect the fair value option as prescribed by the FASB for its financial assets and liabilities that had not been previously carried at fair value. The Company’s financial instruments are primarily comprised of current assets, restricted cash and investments, Interest Rate Cap, current liabilities, long-term debt, contingent forward contract, derivative instruments and a guaranty liability. Current assets, investments and current liabilities approximate fair value due to their short-term nature.

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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$13,958	$13,958	$28,338	$28,338	Level 1
Restricted cash	143	143	373	373	Level 1
Interest Rate Cap	19	19	143	143	Level 2
Restricted cash and cash equivalents for Development Projects	15,889	15,889	21,039	21,039	Level 1
Other assets:
Non-derivative financial asset - Series F Preferred Stock, redeemable	25,662	25,662	31,122	31,122	Level 2
Contingent forward contract - bet365	104	104	1,865	1,865	Level 3

Liabilities:
Term B Loan, net of discount	439,889	439,870	440,803	440,660	Level 2
Term A Loan	62,988	62,988	64,750	64,750	Level 2
Bangkok Bank Loan	20,000	20,000	20,000	20,000	Level 3
Revolving Credit Facility	15,000	15,000	15,000	15,000	Level 2
Long-term loan, related party, net of debt issuance costs	31,939	31,939	30,954	30,954	Level 3
Equipment loans	16,493	16,493	20,384	20,384	Level 3
Guaranty liability - MHHA agreement	2,306	2,306	2,300	2,300	Level 2
Derivative liability - bet365	994	994	879	879	Level 3

Valuation of Derivative Liability and Contingent Forward Contract
The fair value of the derivative liabilities and asset recognized in connection with the Collaboration Agreement and the bet365 Common Stock Purchase Agreement (see Note I) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The derivative liability for the initial put option was recorded in "Other long-term liabilities" on the consolidated balance sheets. The contingent forward contract was recorded net of the contingent put option in "Other assets" on the condensed consolidated balance sheets. The fair value of the derivative liabilities and asset was determined using a Monte Carlo simulation valuation approach with the following assumptions:

	March 31, 2019		December 31, 2018
	Derivative Liability - bet365	Contingent forward contract - bet365	Derivative Liability - bet365	Contingent forward contract - bet365
Equity value	$21.66	$21.66	$29.48	$29.48
Strike price	$20.00	$18.81	$20.00	$20.00
Expected term	3.08 years	2.76 years	3.46 years	3.13 years
Volatility	61%	61%	61%	62%
Risk-free rate	2.2%	2.2%	2.9%	2.9%
Dividend yield	—	—	—	—

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liabilities and asset, for which fair value is determined using Level 3 inputs (in thousands):

	March 31, 2019
	Derivative Liability - bet365	Contingent forward contract -bet365
Balance as of December 31, 2018	$(879)	$1,865
Change in fair value	$(115)	$(1,761)
Balance as of March 31, 2019	$(994)	$104

Valuation of Non-Derivative Liability

The fair value of the guaranty liability recognized in connection with the MHHA Agreement (see Note I) was determined based on significant inputs that are observable and quoted prices in active markets for similar liabilities, which represents a Level 2 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a Black Scholes valuation approach with the following assumptions:

	March 31, 2019	December 31, 2018
	Guaranty Liability - MHHA Horsemen	Guaranty Liability - MHHA Horsemen
Equity value	$10.05	$10.13
Strike price	$27.50	$27.50
Expected term	5.86 years	6.11 years
Volatility	68%	68%
Risk-free rate	2.2%	2.6%
Dividend yield	—	—

Stock-based compensation
The cost of all stock-based awards to employees, including grants of employee restricted stock units, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of March 31, 2019, there was approximately $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.
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
The Company paid $51 million to the NYSGC on February 25, 2016 for a gaming facility license (the "Gaming Facility License"). The term of the Gaming Facility License is 10 years and the amortization commenced on the date the Casino opened to the public in February 2018. Beginning in February 2018, the Company recognized amortization on a straight line basis and will continue to amortize approximately $6.3 million annually over the next seven years until the license is up for renewal in 2026. The Company will assess the intangible asset for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Seasonality
The gaming market in the northeastern United States is seasonal in nature. Peak gaming activities occur during the months of May through September.
Segment Reporting
The Company maintains discrete financial information for each of its operating companies, which is used by the Chief Executive Officer (the "CEO") as the basis for allocating resources. Each company has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics as all of the companies provide similar gaming and entertainment services and shares similar processes for delivering services. Our companies have a high degree of similarity in the workforces and target similar patron groups. Accordingly, based on these economic and operational similarities and the way the CEO monitors and makes decisions, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.
Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This ASU requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding ROU assets. ASU 2016-02 takes effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard must be adopted using a modified retrospective approach and provides for certain practical expedients. The Company adopted the standard on January 1, 2019 and applied the package of practical expedients available to it upon adoption, which among other alternatives, allows us to carry forward the historical lease classification. The adoption of this standard did not not materially affect our consolidated net income or cash flows. See Note L for further details.

Note A. Organization and Nature of Business

Overview
Empire Resorts, Inc. (“Empire,” and, together with its subsidiaries, the “Company,” “us,” “our” or “we”) was organized as a Delaware corporation on March 19, 1993 and, since that time, has served as a holding company for various subsidiaries engaged in the hospitality and gaming industries.
Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located at the approximately 1,700-acre site of a four-season destination resort (the "Destination Resort") in Sullivan County, New York, approximately 90 miles from New York City. The Destination Resort at which Resorts World Catskills is located also includes a 101-room lifestyle hotel ("The Alder"), adjacent to the Casino. The Alder is owned and operated by Empire Resorts Real Estate II, LLC ("ERREII"), a wholly-owned subsidiary of Montreign Operating. Empire Resorts I, LLC ("ERREI"), which is a wholly-owned subsidiary of Montreign Operating, is developing a golf course (the "Golf Course Project" and together with the Casino and The Alder, the "Development Projects") at the Destination Resort.
On March 25, 2019, the NYSGC approved a request by Montreign Operating to adjust certain conditions of the gaming facility license (the "Gaming Facility License") with respect to the Casino which would reduce the minimum number of slot machines from no less than 2,150 to no less than 1,600.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Casino and Raceway featured a video gaming machine ("VGM") and harness horseracing facility. VGM operations and food and beverage service at Monticello Casino and Raceway ceased on April 23, 2019. We generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
Following our announcement that VGM operations would cease at Monticello Casino and Raceway, legislation was proposed to eliminate our license to operate a VGM facility and to enable Catskill OTB to operate a similarly-sized VGM facility in the Catskill region, other than in Sullivan, Tioga or Westchester counties. Subsequently, there have been discussions of locating a VGM facility operated by Catskill OTB in Orange County, New York. We are vigorously opposing this legislation and the operation of such a facility in Orange County, New York by a third party. At the request of legislators, we have provided analysis of the economic benefits of locating our VGM facility in Orange County, New York. The operation of any VGM facility in Orange County, New York would require New York State to enact laws allowing for such operation.

Basis for Presentation

The condensed consolidated financial statements and notes as of March 31, 2019 and December 31, 2018 and for the three- month periods ended March 31, 2019 and March 31, 2018 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods, and therefore do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our financial statements require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities. Actual amounts could differ from those estimates. These condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the Company’s opinion, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for our interim periods may not be necessarily indicative of the results of operations that may be achieved for the entire year.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. The Company anticipates that its current cash and cash generated from operations, as well as the remaining net proceeds of the Term Loan Facility and equity financing available under the 2018 Kien Huat Preferred Stock Commitment Letter (as defined below), will be sufficient to meet the working capital requirements, the expected costs of the Development Projects and our anticipated debt service requirements for the next 12 months. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for a discussion of the risks related to our liquidity and capital structure.

Note C. Prepaid Expenses and Other Assets

The amounts of the unreceived New York State gaming tax receivable for MRMI of approximately $4.3 million and $3.4 million at March 31, 2019 and December 31, 2018, respectively, were included in prepaid expenses and other current assets. This receivable will be paid by New York State to the Company at or around June 30, 2019. Prepaid real estate taxes at March 31, 2019 and December 31, 2018 of $2.2 million and $0.3 million, respectively, primarily include real estate taxes paid for the Casino and MRMI and will be amortized during 2019 on a straight-line basis.

Prepaid expenses and other current assets, as presented on the condensed consolidated balance sheets, are comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Receivable from New York State	$4,308	$3,422
Prepaid real estate taxes	2,201	284
Prepaid insurance	8	392
Prepaid supplies	1,633	1,528
Prepaid advertising	101	23
Prepaid gaming expenses	587	773
Prepaid maintenance contracts	889	657
Development escrow and refundable security deposit	531	572
Prepaid other	570	375
Total prepaid expenses and other current assets	$10,828	$8,026

Note D. Property and Equipment
Property and equipment at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$770	$770
Land improvements	2,382	2,382
Buildings	624,290	622,043
Building improvements	104,654	103,621
Furniture, fixtures and equipment	11,057	10,954
Construction in Progress	2,966	2,784
	746,119	742,554
Less: Accumulated depreciation	(53,271)	(44,875)
	$692,848	$697,679
The $3.6 million increase in property and equipment was primarily due to the reclassification of capitalized Development Projects costs to buildings, building improvements and furniture, fixtures and equipment during the three-month period ended March 31, 2019. At March 31, 2019, $6.9 million remains classified as capitalized Development Projects costs reflecting the ongoing construction of the Development Projects, primarily related to the Golf Course Project.
Depreciation expense was approximately $8.4 million and $4.7 million for the three-month periods ended March 31, 2019 and 2018, respectively.
The VGMs at Monticello Casino and Raceway are owned by the NYSGC and, accordingly, the Company's condensed consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs
At March 31, 2019 and December 31, 2018, capitalized Development Projects costs incurred were approximately $6.9 million and $5.7 million, respectively. Total capitalized Development Projects costs at March 31, 2019 consisted of $5.9 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.0 million of professional service fees including legal and accounting fees. Total capitalized Development Projects costs at December 31, 2018 consisted of $4.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.5 million of professional service fees, including legal and accounting fees.
In September 2018, ERREI entered into a standard contractor agreement for the construction of the Golf Course Project, at a cost of approximately $21.2 million. The Company began construction in September 2018.
Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at March 31, 2019 and December 31, 2018 were $31.4 million and $33.7 million, respectively, and were primarily comprised of amounts due to the construction managers for costs incurred for the Development Projects, as well as amounts due to other vendors. The proceeds from the Term Loan Facility will be used to pay the accrued Development Projects costs.
Accrued expenses and other current liabilities, as presented on the condensed consolidated balance sheets, are comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Liability for horseracing purses	$756	$868
Accrued payroll	5,408	8,142
Accrued interest expense	4,937	5,033
Accrued marketing	4,978	5,298
Deferred revenue - loyalty points	1,768	2,202
Liability to the NYSGC	1,851	2,816
Liability for local progressive jackpot	2,922	2,560
Accrued premium game leases	625	1,288
Accrued professional fees	2,231	2,337
Accrued utilities	342	561
Accrued other	5,540	2,573
Total accrued expenses and other current liabilities	$31,358	$33,678

Note G. Long-Term Debt
Long-term debt, other than related party debt, consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Term B Loan (net of unamortized discount)	$439,889	$440,803
Term A Loan	62,988	64,750
Bangkok Bank Loan	20,000	20,000
Revolving Credit Facility	15,000	15,000
Equipment Loans	16,493	20,384
Total long-term debt	554,370	560,937
Debt issuance costs	(16,149)	(17,240)
Total long-term debt, net	538,221	543,697
Less: Current portion of long-term debt	(46,388)	(48,004)
Long term-debt, net of current portion	$491,833	$495,693

Term Loan Facility
At March 31, 2019 and December 31, 2018, Montreign Operating's senior secured term loan facility (the "Term Loan Facility") consisted of $63.0 million and $64.8 million, respectively, outstanding under the Term A loan (the "Term A Loan") and $439.9 million and $440.8 million, respectively, outstanding (net of original issue discount) under the Term B loan (the "Term B Loan"). Pursuant to the Building Term Loan Agreement (as amended, the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent, the Term A Loan is fully drawn in accordance with the Term Loan Agreement, which required the Company to complete the draw down of the Term A Loan by July 24, 2018. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At March 31, 2019 and December 31, 2018, the interest rate on the Term A Loan was 7.65% and 7.68%, respectively. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At March 31, 2019 and December 31, 2018, the interest rate on the Term B Loan was 10.88% and 10.96%, respectively. In addition, Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018.
The Company is currently required to make principal payments under the Term B Loan and the Term A Loan at the end of each calendar quarter, which began with the period ended June 30, 2018. The Company repays 1% of the original principal balance of the Term B Loan each year, in quarterly payments of approximately $1.1 million. The Company currently repays 2.5% of the original principal amount of the Term A Loan, in quarterly payments of approximately $1.8 million for the period ending March 31, 2019, and quarterly installments of approximately $2.6 million thereafter. The Company repaid approximately $1.8 million and $1.2 million on the Term A Loan and Term B Loan, respectively, in the three-month period ended March 31, 2019. Loan repayments began in June 2018, as such no loan repayments were made during the period ended March 31, 2018.
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

Additional affirmative, negative and financial covenants under the Term Loan Agreement include that the Company maintain compliance with a maximum first lien leverage ratio not to exceed 5.0:1.0, a minimum interest coverage ratio not to fall below 2.0:1.0 and a consolidated capital expenditure covenant not to exceed $10.5 million of eligible expenses in any calendar year. In addition, the Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million in each of the first three testing quarters, respectively. The Company has a right to cure any covenant defaults through the use of specified equity contributions during the first three quarters tested for covenant compliance. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the fiscal quarter ending on June 30, 2019. As of March 31, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.
The Term Loan Facility is guaranteed by Montreign Operating, ERREI and ERREII (together, the "Project Parties") and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company, LLC ("Montreign Holding"), a wholly-owned subsidiary of Empire.
Obligations under the Term Loan Agreement may be accelerated upon certain customary events of default, including, among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; revocation of a gaming license for seven consecutive business days; and a Change in Control (as such term is defined in the Term Loan Agreement) of Montreign Operating.
Revolving Credit Facility
At March 31, 2019 and December 31, 2018, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility were used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At March 31, 2019 and December 31, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.63% and 7.71%, respectively.
The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company, LLC, a wholly-owned subsidiary of Empire.
The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of March 31, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.
Bangkok Bank Loan
At March 31, 2019 and December 31, 2018, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $20 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.
The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At March 31, 2019 and December 31, 2018, the interest rate on the Bangkok Bank Loan was 8.74% and 8.77%, respectively.
The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.
The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative, negative and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default, including, among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company.

In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. The Company is in compliance with the covenant requirements as of March 31, 2019.
Equipment Loans
The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The original amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at March 31, 2019 and December 31, 2018 totaled approximately $16.5 million and $20.4 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly principal repayments is approximately $1.0 million.
The following table lists the annual principal repayments due for the Company's long term debt as of March 31, 2019:

Year ending December 31,	Totals
(in thousands)
2019	$41,236
2020	20,686
2021	15,821
2022	30,000
2023	28,113
Thereafter	424,043
Totals	$559,899

Note H. Long-Term Loans, Related Party
Subsidiary Revolving Loan Agreement
On November 30, 2018, Empire entered into a Revolving Loan Agreement (the “Sub Revolving Loan Agreement”) with Montreign Operating. The Sub Revolving Loan Agreement provides for loans (in the aggregate, the “Sub Revolving Loan”) to Montreign Operating in a principal amount of up to $10 million (the “Subsidiary Loan Amount”). Interest accrues on outstanding borrowings at a rate of 7% per annum and will be payable beginning on the last day of each calendar quarter beginning on March 31, 2019. Of that interest, 1% will be payable in cash and 6% will accrue and remain outstanding until paid in full (and continue to bear interest). The Sub Revolving Loan, together with interest accrued and yet unpaid, will be due and payable on April 25, 2023.
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
At March 31, 2019 and December 31, 2018, $10 million was due from Montreign Operating pursuant to requests under the Sub Revolving Loan.

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
At March 31, 2019 and December 31, 2018, $30 million was outstanding under the Kien Huat Subordinate Loan. The Company paid Kien Huat a commitment fee of $300,000 (or 1% of the principal amount) out of the proceeds of the first advance.
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
The Kien Huat Subordinate Loan Agreement contains customary representations and warranties and affirmative covenants, including a restriction on the use of the proceeds of the Kien Huat Subordinate Loan as described above. Obligations under the Kien Huat Subordinate Loan Agreement may be accelerated upon certain customary events of default, including among others: nonpayment of principal, interest or fees; breach of the affirmative covenants; and a default in payment of or acceleration of the Bangkok Bank Loan. Additionally, any future amendments to the Bangkok Bank Loan Agreement relating to default provisions thereunder, prepayment provisions or an increase of the maximum principal amount thereunder will be subject to Kien Huat’s prior written consent.
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
Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the "Kien Huat Backstop Loan Agreement"), providing for loans to Empire in an aggregate principal amount of up to $20 million (the "Kien Huat Backstop Loan"). Any amounts borrowed pursuant to the Kien Huat Backstop Loan Agreement will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the maturity date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the "Backstop Maturity Date"). As of March 31, 2019 and December 31, 2018, no amounts had been borrowed under the Kien Huat Backstop Loan.
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
The Kien Huat Backstop Loan Agreement contains representations and warranties and affirmative covenants that are usual and customary, including representations, warranties and covenants that restrict the Company’s use of the proceeds of the Kien Huat Backstop Loan Agreement to pay amounts due and payable under the Bangkok Bank Loan. Obligations under the Kien Huat Backstop Loan Agreement may be accelerated upon certain customary events of default, including among others: nonpayment of principal, interest or fees; and breach of the affirmative covenants.

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
Pursuant to the bet365 Common Stock Purchase Agreement, the bet365 Investor will be obligated to purchase the remaining 814,241 shares of common stock at $20.00 per share so long as the following closing conditions are met: (i) 30 days have passed following the receipt of approval from the NYSGC of bet365 Investor’s ownership of the Shares and the enactment of laws by New York State allowing the offering of the online sportsbook services by bet365, as outlined in the Collaboration Agreement (the "bet365 Online Sportsbook Services"); (ii) the representations and warranties of the Company are true and correct in all material respects and the Company has complied with its obligations under the bet365 Common Stock Purchase Agreement; (iii) the Collaboration Agreement is in full force and effect and there is no material breach of the Collaboration Agreement by the Company outstanding; (iv) the common stock of the Company continues to be listed on The Nasdaq Stock Market; (v) the Company continues to own 100% of the equity interests in the Casino; and (vi) the Company's Gaming Facility License for the Casino is still valid.
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
The Company concluded that the Preferred Distribution (an initial put option) is an embedded derivative liability because the right to receive the Preferred Distribution will not transfer with any shares of common stock sold by bet365 Investor. The fair value of the derivative liability associated with shares already sold to bet365 Investor was $1.0 million and $0.9 million at March 31, 2019 and December 31, 2018, respectively.

The Company also concluded the ability to purchase the remaining shares under the bet365 Common Stock Purchase Agreement is a freestanding contingent forward instrument. The fair value of this instrument was approximately $0.1 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively, net of the derivative liability (contingent put option) of approximately $0.5 million and $0.4 million, respectively, for the right associated with the remaining shares to also receive the Preferred Distribution.
The derivative liability and the contingent forward asset were recorded at fair value upon the effective date of the Collaboration Agreement and are remeasured to fair value at each subsequent reporting date. Changes in the fair value of the derivative liabilities and long-term asset are recognized as a component of "Other income (expense)" in the condensed consolidated statement of operations and comprehensive loss.
Preferred Stock and Dividends
Series F Preferred Stock, redeemable
On February 20, 2019, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 200 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $20 million and net proceeds to the Company (after deducting an approximately $200,000 funding fee due to KH) of $19.8 million.
Series B Preferred Stock
A quarterly payment in the amount of $32,087 was made on April 2, 2019 for the quarter ended March 31, 2019 and a quarterly payment in the amount of $32,087 was made on April 2, 2018 for the quarter ended March 31, 2018.
Warrants
As of March 31, 2019 and December 31, 2018, respectively, there were outstanding warrants to purchase an aggregate of approximately 133,300 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020 and warrants to purchase 60,000 shares of common stock at $81.50 per share with an expiration date of March 15, 2025.
Note J. Concentration
As of March 31, 2019, the Company had one marker receivable which represented more than 10% of the total net outstanding accounts receivable.
As of December 31, 2018, the Company had no receivable which represented more than 10% of the total net outstanding accounts receivable.

Note K. Related Party Transactions

Kien Huat 2018 Preferred Stock Commitment Letter
On November 6, 2018, the Company and Kien Huat entered into a commitment letter (as amended and restated on November 9, 2018, the "2018 Kien Huat Preferred Stock Commitment Letter"), pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock on the terms set forth in the 2018 Kien Huat Preferred Stock Commitment Letter and the Certificate of Designations of the Series F Preferred Stock, which the Company filed with the Secretary of State of the State of Delaware on November 5, 2018. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018; (ii) up to $20 million no earlier than February 15, 2019; (iii) up to $20 million no earlier than May 15, 2019; (iv) up to $15 million no earlier than August 15, 2019; (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the 2018 Kien Huat Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.
On November 13, 2018, in accordance with the 2018 Kien Huat Preferred Stock Commitment Letter, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 120 shares of Series F Preferred Stock for an aggregate purchase price of $12 million and net proceeds to the Company (after deducting a $120,000 funding fee due to Kien Huat) of $11.9 million.

On February 20, 2019, in accordance with the 2018 Kien Huat Preferred Stock Commitment Letter, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 200 shares of Series F Preferred Stock for an aggregate purchase price of $20 million and net proceeds to the Company (after deducting a $200,000 funding fee due to Kien Huat) of $19.8 million.
On May 7, 2019, the Company and Kien Huat entered into the Kien Huat Commitment Letter Amendment, which is defined and discussed in Note M below. See Note M for further details.
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
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in The Alder or golf course and (iii) each specific use of the name Resorts World Catskills in connection with online gaming. The percentage of Net Revenue payable as the fee is a low single-digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single-digit percentage during the entire term of the RWS License Agreement. The Company incurred an expense of approximately $0.5 million and $0.2 million, for the three-month periods ended March 31, 2019 and 2018, respectively, reflecting the fee payable pursuant to the RWS License Agreement.
Gerard Lim, one of the directors of the Company, is also a director of Resorts World Inc. Pte Ltd., the parent company of RWS.
2019 Moelis Letter Agreement
On February 15, 2019, the Company and Moelis entered into a letter agreement (the “2019 Moelis Letter Agreement”), pursuant to which Moelis will act as the Company’s financial advisor to review and analyze the Company's historical results, financial projections and business plan, conduct a business and financial analysis of the Company's prospective online gaming and sports betting business, and evaluate the capital structure of the Company and its subsidiaries. Pursuant to the 2019 Moelis Letter Agreement, we paid Moelis a general advisory fee of approximately $350,000 upon execution of the 2019 Moelis Letter Agreement.
Gregg Polle, one of the directors of the Company, is a Managing Director of Moelis. Mr. Polle refrained from participating in the discussion of the 2019 Moelis Letter Agreement and abstained from voting on whether to enter into such.
Note L. Commitments and Contingencies

Legal Proceedings
The Company is a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

Leases
The Company primarily leases land, vehicles, slot machines and certain office equipment. The Company determines if an agreement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of the lease payments over the lease term and are recognized at the lease commencement date.

Since most of the Company's leases do not provide an implicit rate, we use our estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. A limited number of the Company's lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain residual value guarantees or material restrictive covenants.

The following table represents the components of lease expenses for the three month period ended March 31, 2019:

		Three months ended
Lease expense	Classification	March 31, 2019
		(in thousands)
Operating lease cost	Gaming expense or SG&A expense	$2,810

Variable lease cost:	Gaming expense or SG&A expense	384
Net lease cost (1)		$3,194
(1) Net lease cost does not include short-term leases, none of which are material.

The schedule below lists the Company's lease terms and discount rates as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term (years)

Operating leases	13.5

Weighted-average discount rate

Operating leases	12.29%

Supplemental condensed consolidated balance sheet information related to leases at March 31, 2019 is presented below:

Leases	Classification	March 31, 2019
Assets		(in thousands)
Operating lease ROU assets	Other assets (non-current)	$65,465

Total leased assets		$65,465

Liabilities
Operating	Other long-term liabilities	$74,673

Total lease liabilities		$74,673

The Company's lease liability maturities at March 31, 2019 were as follows:

Operating
Period	Leases
(in thousands)
2019 (remaining of year)	$6,729
2020	9,025
2021	8,503
2022	8,400
2023	8,400
Thereafter	353,473
Total lease payments	394,530
Less: Imputed interest	319,857
Total lease liabilities	$74,673

Supplemental cash flow and other information related to leases for the three-month period ended March 31, 2019 is presented below:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$5

Note M. Subsequent Events
On May 7, 2019, the Company and Kien Huat entered into an amendment (the "Kien Huat Commitment Letter Amendment") to the 2018 Kien Huat Preferred Stock Commitment Letter to accelerate the schedule on which Kien Huat will purchase additional shares of Series F Preferred Stock. In particular, pursuant to the Kien Huat Commitment Letter Amendment, Kien Huat agreed as follows: (i) to increase its commitment to purchase up to $20 million no earlier than May 15, 2019 to up to $27 million by such date; (ii) to accelerate its commitment to purchase up to an incremental $15 million to no earlier than June 17, 2019; and (iii) to maintain its commitment to purchase up to $15 million by August 15, 2019 and up to $37 million by November 15, 2019, respectively. Accordingly, Kien Huat accelerated its commitment to purchase up to the full Commitment Amount from March 15, 2020 to November 15, 2019. Other than the acceleration of the schedule pursuant to which Kien Huat would purchase up to the Commitment Amount, all other terms of the 2018 Kien Huat Preferred Stock Commitment Letter remain unchanged.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Management’s Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Condensed Consolidated Financial Statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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
Our indirect, wholly-owned subsidiary, Montreign Operating Company, LLC, doing business as Resorts World Catskills ("Montreign Operating"), owns and operates Resorts World Catskills, a casino resort (the "Casino"), which is located at the approximately1,000-acre site of a four-star destination resort (the "Destination Resort") in Sullivan County, New York, approximately 90 miles from New York City. The Destination Resort at which Resorts World Catskills is located also includes a 101-room lifestyle hotel ("The Alder"), adjacent to the Casino. The Alder is owned and operated by Empire Resorts Real Estate II, LLC ("ERREII"), a wholly-owned subsidiary of Montreign Operating. Empire Resorts I, LLC ("ERREI"), which is a wholly-owned subsidiary of Montreign Operating, is developing a golf course (the "Golf Course" and, together with the Casino and The Alder, the "Development Projects") at the Destination Resort.
On March 25, 2019, the NYSGC approved a request by Montreign Operating to adjust certain conditions of the gaming facility license (the "Gaming Facility License") with respect to the Casino which would reduce the minimum number of slot machines from no less than 2,150 to no less than 1,600.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Casino and Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. The video gaming machine ("VGM") operations and food and beverage service at Monticello Casino and Raceway ceased on April 23, 2019. We generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
Following our announcement that VGM operations would cease at Monticello Casino and Raceway, legislation was proposed to eliminate our license to operate a VGM facility and to enable Catskill OTB to operate a similarly-sized VGM facility in the Catskill region, other than in Sullivan, Tioga or Westchester counties. Subsequently, there have been discussions of locating a VGM facility operated by Catskill OTB in Orange County, New York. We are vigorously opposing this legislation and the operation of such a facility in Orange County, New York by a third party. At the request of legislators, we have provided analysis of the economic benefits of locating our VGM facility in Orange County, New York. The operation of any VGM facility in Orange County, New York would require New York State to enact laws allowing for such operation.

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
For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the adoption of ASC 842 on January 1, 2019, there have been no material changes to our critical accounting policies and estimates. See Note B to the condensed consolidated financial statements for further information regarding our updated lease accounting policies.

Results of Operations - Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Percent Change
	(in thousands, except percentages)
Gaming revenues	$44,622	$28,646	55.8%
Gaming expenses	35,333	21,336	65.6%

Racing revenues	1,263	1,364	(7.4)%
Racing expenses	2,197	1,708	28.6%

Food and beverage revenues	7,614	2,572	196.0%
Food and beverage expenses	8,121	3,566	127.7%

Room revenues	2,490	684	264.0%
Room expenses	2,492	857	190.8%

Other revenues	1,625	375	333.3%
Other expenses	16	62	(74.2)%

Selling, general and administrative expenses	18,093	13,297	36.1%

Development Projects expenses	17	11,095	N.M.

Depreciation and amortization	9,975	5,708	74.8%

Interest expense	17,269	2,396	620.7%

Gaming Revenues and Expenses
Gaming revenues increased $16.0 million, or 55.8%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from $28.6 million to $44.6 million. The increase in gaming revenues was primarily due to revenues generated by the Casino, which generated $55.8 million in gross gaming revenues for the three-month period ended March 31, 2019 as compared to $30.2 million for the three-month period ended March 31, 2018. Monticello Casino and Raceway generated $5.0 million in gross gaming revenues for the three-month period ended March 31, 2019 as compared to $8.7 million for the three-month period ended March 31, 2018. The decrease in gaming revenues at Monticello Casino and Raceway was primarily due to a decrease in customer attendance caused by the opening of the new Casino.
Gaming expenses increased $14.0 million, or 65.6%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from $21.3 million to $35.3 million. The increase in gaming expenses was primarily due to expenses generated by the Casino, which includes gaming taxes and payroll expenses, offset by an increase in the commission rate earned by the Company at operations at Monticello Casino and Raceway. The Company's commission rate was increased due to NYSGC regulations that allow for a higher commission that is commensurate with the blended tax rate paid by the Casino.
Racing Revenues and Expenses
Racing revenues decreased approximately $0.1 million, or 7.4%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018. The decrease in racing revenues is primarily due to a decrease in racing simulcast revenues as compared to the three-month period ended March 31, 2018. Racing expenses increased $0.5 million, or 28.6%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from $1.7 million to $2.2 million. The increase is due to larger purse contributions and higher fees required by New York State.

Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $5.0 million, or 196.0%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from approximately $2.6 million to $7.6 million due to the opening of the new food and beverage venues at the Casino. Food and beverage expenses increased $4.6 million, or 127.7%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2018, from $3.6 million to $8.1 million. The increase was primarily due to the opening of the Casino and its accompanying additional food and beverage venues, which increased costs for food, beverage and supplies, as well as payroll expense.
Room Revenues and Expenses
Room revenues increased approximately $1.8 million, or 264.0%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from approximately $0.7 million to $2.5 million primarily due to the increased occupancy rate in the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018. Room expenses increased $1.6 million, or 190.8%, for the three-month period ended March 31, 2018 as compared to the three-month period ended March 31, 2018, from $0.9 million to $2.5 million. The increase was primarily due to the opening of the Casino hotel on February 8, 2018 and The Alder on January 1, 2019, which resulted in more room availability during the 2019 period along with the attendant additional payroll and benefit expenses for these facilities.
Other Revenues and Expenses
Other revenues are primarily due to ATM revenues at the Casino, as well as retail sales and commissions from the sale of lottery tickets. Other revenues increased by approximately $1.3 million, or 333.3%, during the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from approximately $0.4 million to approximately $1.6 million, primarily due to an increase in ATM revenues along with the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $46,000, or 74.2%, during the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from approximately $62,000 to approximately $16,000 due to staff attrition in the ordinary course at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $4.8 million, or 36.1%, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from $13.3 million to $18.1 million. The increase in SG&A expenses is primarily due to an increase in payroll and benefits, insurance, marketing and the branding fee, all relating to the Casino. SG&A expenses for the three-month period ended March 31, 2018 included $5.1 million of stock-based expense related to the MHHA Agreement.
Development Projects Expenses
Development Projects expenses decreased by $11.1 million for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, from $11.1 million to $17,000. The decrease was primarily due to the substantial completion of the Casino and The Alder projects. Development costs associated with the Casino and The Alder ceased to be capitalized upon the substantial completion of the Casino and The Alder projects. As of March 31, 2019, the Casino and The Alder are substantially complete and open. The Company is also currently constructing the Golf Course Project. Costs associated with the Golf Course Project are primarily capitalized and are included in "Capitalized Development Projects costs" on the condensed consolidated balance sheets.
Depreciation and amortization
Depreciation and amortization expense increased $4.3 million, or 74.8%, for the three-month period ended March 31,2019 as compared to the three-month period ended March 31, 2018, from $5.7 million to $10.0 million. The increase in depreciation expense of $3.7 million was primarily driven by the fixed assets placed in service for the Casino and The Alder during 2018. Amortization of the Gaming Facility License increased from $1.1 million in 2018 to $1.6 million for the three-month period ended March 31, 2019 primarily due to the Casino opening on February 8, 2018.
Interest expense
Interest expense increased $14.9 million, or 620.7%, for the three-month period ended March 31,2019 as compared to the three-month period ended March 31, 2018, from $2.4 million to $17.3 million. The increase in interest expense was primarily due the reduction to capitalized interest expense for the 2019 period as compared to the 2018 period, due to the opening of the Casino on February 8, 2018 and The Alder on January 1, 2019. Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018. Borrowings under the Term Loan Facility also increased during July 2018 to finance the remaining Development Projects. Upon the substantial completion of the Casino and The Alder, interest expense for the Term Loan Facility (as defined below) associated with the construction of these projects could no longer be capitalized.

Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Historically and prospectively, our primary sources of liquidity and capital resources have been, and will continue to be, cash generated from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. The Company anticipates that its current cash and cash generated from operations, as well as the remaining net proceeds of the Term Loan Facility and equity financing available under the 2018 Kien Huat Preferred Stock Commitment Letter, which are discussed below, will be sufficient to meet our working capital requirements, the expected costs of the Development Projects and our anticipated debt service requirements for the next 12 months.  Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for a discussion of the risks related to our liquidity and capital structure.
Cash Flows
Net cash used in operating activities was approximately $27.3 million during the three-month period ended March 31, 2019. Net cash provided by operating activities was $1.9 million during the three-month period ended March 31, 2018. We are currently generating operating losses as Casino revenues have not yet exceeded the Company's fixed costs related to the Casino. We incurred $11.1 million of Development Projects costs during the three-month period ended March 31, 2018. The decrease in cash flow for the three-month period ended March 31, 2019 was primarily due to the impact of the net operating loss for the period along with the seasonal increase in accounts receivable and prepaid expenses associated with the Casino.
The Casino opened to the public in February 2018 with limited amenities. Additional amenities were added to the Casino during the remainder of fiscal 2018, along with the opening of The Alder, the Cellaio restaurant and Top Golf. The Casino opened during the winter season, which is historically a season of lower visitation to casinos. The three-month period ended March 31, 2018 included several snow storms, which limited customer visits. For the three-month period ended March 31, 2019, the winter weather pattern included much less snow than usual. In addition, the Company increased its promotional activity during the 2019 period, which received a favorable response from its customers. Greater frequency of visits to the Casino by patrons has resulted in higher occupancy rates at the Company's hotels and restaurants after a slower than expected start. As a result, net revenues increased from $33.6 million to $57.6 million for the three-month periods ended March 31, 2018 and March 31, 2019, respectively.
Net cash used in investing activities was approximately $5.2 million and $1.2 million during the three-month periods ended March 31, 2019 and 2018, respectively. The increase in net cash used for the three-month period ended March 31, 2019 as compared to 2018 was due primarily to the significant cash provided during the 2018 period resulting from the refund of cash that had been previously been posted as collateral for the Casino Gaming License, along with the release of restricted cash for Development Projects, as the Development Projects were completed. The Golf Course Project is the only current ongoing project as of March 31, 2019. At March 31, 2019, our total assets included approximately $15.9 million of remaining net proceeds available from the Term Loan Facility, which are presented on the condensed consolidated balance sheet as a non-current asset (restricted cash for Development Projects). The proceeds of the Term Loan Facility may be used solely to pay for costs relating to the Development Projects. During the three-month period ended March 31, 2018, the Company redeemed $61.0 million of net proceeds from the restricted investments for the Development Projects and incurred $97.2 million of capitalized Development Project costs. Also during the three-month period ended March 31, 2018, the Company received a refund of $35.0 million from cash collateral bonds required to be posted upon construction of the Development Projects.
Net cash provided by financing activities was approximately $12.8 million and $10.9 million during the three-month periods ended March 31, 2019 and 2018, respectively. In February 2019, the Company issued approximately $20.0 million of redeemable Series F Preferred Stock to Kien Huat. The Company repaid approximately $3.9 million of equipment loans and an additional $3.0 million of Term A and Term B Loans during the three-month period ended March 31, 2019. At March 31, 2019, the Company had approximately $16.5 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. Approximately $13.0 million was borrowed under the Revolving Credit Facility (as defined below) during the three-month period ended March 31, 2018. During the three-month period ended March 31, 2018, restricted stock grants of certain executives vested, resulting in $1.5 million of income tax withholding taxes paid by the Company in exchange for the surrender of a portion of the vested shares.
Development Projects Expenditures
The Company expects that upon completion, the Development Projects will have cost approximately $928 million, which includes $765 million of anticipated costs for construction of the Development Projects and contingency, $68 million for interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company substantially completed construction of The Alder on January 1, 2019, under a guaranteed maximum price agreement with its construction manager, which was amended to $35.2 million in December 2018. During the fall of 2018, the Company signed a contractor agreement for the Golf Course Project for a total cost of approximately $21.2 million.

As of March 31, 2019, the Company had incurred an aggregate total of $872.1 million related to the Development Projects, including $709.5 million of capitalized Development Projects costs, of which $699.0 million was reclassified to property and equipment upon the opening of the Casino and The Alder, $67.6 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and $44.0 million of debt issuance costs related to the Development Projects.
Principal Debt Arrangements
Term Loan Facility
On January 24, 2017, Montreign Operating entered into that certain Building Term Loan Agreement (the “Original Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017, the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the “Amended Term Loan Agreement” and, together with the Original Term Loan Agreement, the “Term Loan Agreement”). In the aggregate, the Term Loan Agreement provides Montreign Operating with loans in principal amount of $520 million (the “Term Loan Facility”). The borrowings under the Term Loan Facility are being used to fund the costs of the Development Projects.
The Term Loan Agreement provides Montreign Operating with senior secured first lien term loans consisting of $70 million of Term A Loans and $450 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Project Parties and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. In connection with the Term Loan Facility, Empire provided a completion guaranty capped at $30 million on the completion of construction of the Casino and The Alder. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a LIBOR floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. As of March 31, 2019 and December 31, 2018, approximately $63.0 million and $64.8 million, respectively, was outstanding under the Term A Loan, and approximately, $445.4 million and $446.6 million,respectively, was outstanding under the Term B Loan.
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
The Term Loan Agreement contains representations and warranties, customary events of default, and affirmative, negative and financial covenants, including that the Company maintain compliance with a maximum first lien net leverage ratio not to exceed 5.0:1.0, a minimum interest coverage ratio not to exceed 2.0:1.0 and a consolidated capital expenditure covenant not to exceed $10 million of eligible expenses in any calendar year. In addition, the Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million, respectively, in each of the first three testing quarters, respectively. The Company has a right to cure any covenant defaults through the use of specified equity contributions during the first three quarters tested for covenant compliance. The financial covenants relating to the maximum first lien coverage ratio and the minimum interest coverage ration will be measured beginning in the fiscal quarter ending on June 30, 2019. Additionally, excess cash flow, as such term is defined in the Term Loan Agreement, must be applied towards repayment of the Term Loan Facility commencing with the fiscal year in which the "full opening" of the Casino occurs. At March 31, 2019, Montreign Operating was in compliance with all the required financial covenants.

In March 2018, the Company contributed $3.6 million to an interest reserve fund under the Term Loan Agreement. This contribution reflects the additional interest paid on the Term Loan Facility, as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 30, 2018.
Revolving Credit Facility
At March 31, 2019, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At March 31,2019, the interest rate on borrowings under the Revolving Credit Facility was 7.63%.
The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.
The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of March 31, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility.
Bangkok Bank Loan
At March 31, 2019, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $20 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.
The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At March 31, 2019, the interest rate on the Bangkok Bank Loan was 8.74%.
The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.
The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Casino and Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative, negative and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default, including, among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company.
In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. The Company is in compliance with the covenant requirements as of March 31, 2019.
Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated. As of March 31, 2019, no amounts had been borrowed under the Kien Huat Backstop Loan.

Equipment Loan Agreements
The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The original amount financed was approximately $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at March 31, 2019 and December 31, 2018 were approximately $16.5 million and $20.4 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.
Equity Financings
2018 Kien Huat Preferred Stock Commitment Letter
On November 6, 2018, the Company and Kien Huat entered into a commitment letter (as amended and restated on November 9, 2018, the "2018 Kien Huat Preferred Stock Commitment Letter"), pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock on the terms set forth in the 2018 Kien Huat Preferred Stock Commitment Letter. Kien Huat committed to purchase the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018; (ii) up to $20 million no earlier than February 15, 2019; (iii) up to $20 million no earlier than May 15, 2019; (iv) up to $15 million no earlier than August 15, 2019; (v) up to $37 million no earlier than November 15, 2019; and (vi) up to $22 million no earlier than March 15, 2020. In accordance with this schedule, on each of November 13, 2018 and February 20, 2019, the Company and Kien Huat entered into subscription agreements to purchase an aggregate of 320 shares of Series F Preferred Stock for an aggregate purchase price of $32 million and net proceeds to the Company (after deducting a $300,000 funding fee due to Kien Huat) of $31.7 million.    On May 7, 2019, the Company and Kien Huat entered into the Kien Huat Commitment Letter Amendment to accelerate the schedule on which Kien Huat will purchase additional shares of Series F Preferred Stock. In particular, pursuant to the Kien Huat Commitment Letter Amendment, Kien Huat agreed as follows: (i) to increase its commitment to purchase up to $20 million no earlier than May 15, 2019 to up to $27 million by such date; (ii) to accelerate its commitment to purchase up to an incremental $15 million to no earlier than June 17, 2019; and (iii) to maintain its commitment to purchase up to $15 million by August 15, 2019 and up to $37 million by November 15, 2019, respectively. Accordingly, Kien Huat accelerated its commitment to purchase up to the full Commitment Amount from March 15, 2020 to November 15, 2019. Other than the acceleration of the schedule pursuant to which Kien Huat would purchase up to the Commitment Amount, all other terms of the 2018 Kien Huat Preferred Stock Commitment Letter remain unchanged.
The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Any future sales to bet365 pursuant to the bet365 Common Stock Purchase Agreement would further reduce the Commitment Amount by such additional amount.
Kien Huat is entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the 2018 Kien Huat Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.
On each of November 13, 2018 and February 20, 2019, the Company and Kien Huat entered into subscription agreements to purchase an aggregate of 320 shares of Series F Preferred Stock for an aggregate purchase price of $32 million and net proceeds to the Company (after deducting a $300,000 funding fee due to Kien Huat) of $31.7 million.
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
In accordance with the bet365 Common Stock Purchase Agreement, the bet365 Investor purchased 1,685,759 shares of common stock upon execution of the bet365 Common Stock Purchase Agreement. The offer and sale of these shares was made pursuant to a shelf registration statement on Form S-3 (File No. 333-214119), which became effective on November 17, 2016, pursuant to a base prospectus dated as of November 17, 2016 contained in such registration statement and a prospectus supplement filed with the Securities and Exchange Commission on November 14, 2018. The Company received net proceeds of $29.6 million from the offering, which are being used for general working capital purposes.
Pursuant to the bet 365 Common Stock Purchase Agreement, bet365 Investor will be obligated to purchase the remaining 814,241 shares of common stock at $20.00 per share so long as the conditions set forth in the bet365 Common Stock Purchase Agreement are met.
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
On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. Instruction I.B.6 of Form S-3 imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any 12-month period to the extent that the aggregate market value of our outstanding common stock held by non-affiliates (our “public float”) as of a day during the 60 days immediately preceding such sale is less than $75 million. As of May 7, 2019, our public float was $70,251,321. If our public float remains below $75 million, then at the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior 12 months in reliance on Instruction I.B.6 may not exceed one-third of our public float as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.
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

Contractual Obligations

The table below lists the payment commitments of the Company as of March 31, 2019.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$375,749	$7,500	$15,650	$16,200	$336,399
Golf Course Lease (b)	8,058	—	300	300	7,458
Entertainment Project Lease (c)	8,254	150	300	300	7,504
Term A Loan (d)	73,829	15,090	58,739	—	—
Term B Loan (e)	629,395	53,536	105,316	470,543
Equipment Loans (f)	16,965	12,452	4,513	—	—
Bangkok Bank Loan (g)	21,331	21,331	—	—	—
Operating leases (h)	2,603	1,483	1,120	—	—
Revolving Credit Facility (i)	18,291	1,169	17,122	—	—
Kien Huat Subordinate Loan (j)	39,725	—	39,725	—	—
Total	$1,194,200	$112,711	$242,785	$487,343	$351,361

(a)	Annual fixed rent payments under the Casino Lease are as follows: beginning September 2018, payments of $625,000 per month, escalating every five years by 8% through the end of the lease term.

(b)
Annual fixed rent payments under the Golf Course Lease are as follows: (i) $0 prior to the Golf Course Opening Date; (ii) $150,000 for the first 10 years following the Golf Course Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Golf Course Lease.

(c)
Annual fixed rent payments under the Alder Lease are as follows: (i) $0 prior to the Alder Opening Date, which occurred on January 1, 2019; (ii) $150,000 for the first 10 years following the Alder Opening Date; and (iii) $250,000 thereafter for the remainder of the term of the Alder Lease.

(d)	The Term A Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at March 31, 2019.

(e)	The Term B Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at March 31, 2019.

(f)
Equipment loan payments primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts include interest payments.

(g)	The Bangkok Bank Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at March 31, 2019.

(h)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(i)	The Revolving Credit Facility is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at March 31, 2019.

(j)	The Kien Huat Subordinate Note includes accrued cumulative compounded interest and matures on December 20, 2020.

Off-balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The interest rate on the Term B Loan entered into on January 24, 2017 contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. The Company had approximately $63.0 million of Term A Loans outstanding at March 31, 2019. The interest rate on the Term A Loan contains a variable component based on one-month LIBOR. The Company had $15.0 million outstanding under the Revolving Credit Facility at March 31, 2019. The interest rate on the Revolving Credit Facility Loans contains a variable component based on one-month LIBOR. In addition, the Company had $20.0 million of delayed draw term loans outstanding at March 31, 2019 under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017 contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at March 31, 2019, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $4.6 million for the next 12-month period ending March 31, 2020.

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
We carried out an evaluation as of March 31, 2019 under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
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

There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2018, which should be read in conjunction with this report.

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

10.1
Subscription Agreement, dated February 20, 2019, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on February 20, 2019).

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

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	Date:	May 8, 2019

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Jamie M. Sanko
	Name:	Jamie M. Sanko
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
	Date:	May 8, 2019