Form 10-Q
period 2019-06-30
EMPIRE RESORTS INC
filed 2019-08-09
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NYNY	Nasdaq Global Market

As of August 9, 2019, there were 34,435,907 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$38,022	$28,338
Restricted cash	304	373
Accounts receivable, net	11,001	5,965
Inventories	1,159	936
Prepaid expenses and other current assets	6,735	8,026
Total current assets	57,221	43,638
Property and equipment, net	687,163	697,679
Capitalized Development Projects costs	9,313	5,724
Restricted cash for Development Projects	1,119	21,039
Intangible asset, net	42,062	45,216
Operating lease right-of-use assets, net	63,623	—
Other assets	15,857	33,130
Total assets	$876,358	$846,426
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$11,158	$9,894
Current portion of long-term debt	46,087	48,004
Accrued Development Projects costs	3,503	4,922
Accrued expenses and other current liabilities	32,291	33,678
Total current liabilities	93,039	96,498
Long-term loan, related party, net of debt issuance costs	32,969	30,954
Long-term debt, net of current portion	487,595	495,693
Other long-term liabilities	77,441	11,442
Total liabilities	691,044	634,587

Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44,528 shares issued and outstanding	1	1
Series F, redeemable, $100,000 per share redemption value, 740 and 120 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively (aggregate liquidation value of $100,000 as of June 30, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 34,418,008 and 34,403,250 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	344	344
Additional paid-in capital	698,669	651,623
Accumulated other comprehensive loss	(61)	(219)
Accumulated deficit	(513,639)	(439,910)
Total stockholders’ equity	185,314	211,839
Total liabilities and stockholders’ equity	$876,358	$846,426
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Gaming	$45,862	$40,309	$90,484	$68,955
Racing	1,236	1,194	2,499	2,558
Food and beverage	7,646	4,547	15,260	7,119
Room	2,923	1,774	5,413	2,458
Other	2,407	1,800	4,032	2,175
Net revenues	60,074	49,624	117,688	83,265
Operating costs and expenses:
Gaming	34,514	34,462	69,847	55,798
Racing	2,876	2,017	5,073	3,725
Food and beverage	7,326	6,031	15,447	9,597
Room	2,587	2,103	5,079	2,960
Other	8	49	24	111
Selling, general and administrative	21,965	17,268	40,058	30,565
Development Projects	86	537	103	11,632
Depreciation and amortization	10,580	9,382	20,555	15,090
Total operating costs and expenses	79,942	71,849	156,186	129,478
Loss from operations	(19,868)	(22,225)	(38,498)	(46,213)
Interest expense	(17,231)	(15,057)	(34,500)	(17,453)
Other income (expense)	816	132	(1,066)	(93)
Interest income	193	153	399	529
Loss before income taxes	(36,090)	(36,997)	(73,665)	(63,230)
Income tax provision	—	—	—	—
Net loss	(36,090)	(36,997)	(73,665)	(63,230)
Dividends on Series B Preferred Stock	(32)	(32)	(64)	(64)
Net loss applicable to common stockholders	$(36,122)	$(37,029)	$(73,729)	$(63,294)

Weighted average common shares outstanding:
Basic	34,396	32,663	34,399	32,601
Diluted	34,396	32,663	34,399	32,601
Loss per common share:
Basic	$(1.05)	$(1.13)	$(2.14)	$(1.94)
Diluted	$(1.05)	$(1.13)	$(2.14)	$(1.94)

Comprehensive loss:

Net loss	$(36,090)	$(36,997)	$(73,665)	$(63,230)
Other comprehensive gain (loss):
Unrealized gain on Interest Rate Cap	123	72	158	187
Comprehensive loss	$(35,967)	$(36,925)	$(73,507)	$(63,043)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In thousands)

	Preferred Stock							Other Comprehensive Income/(Loss)		Total Stockholders' Equity/(Deficit)
	Series B		Series F, redeemable		Common Stock		Additional paid-in capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2017	44	—	—	—	32,560	$326	$572,342	$(315)	$(301,032)	$271,321
Adoption of ASC 606	—	—	—	—	—	—	—	—	(54)	(54)
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common Stock Grant to Horsemen	—	—	—	—	200	2	4,718	—	—	4,720
Options and Option Matching Rights exercised	—	—	—	—	3	—	50	—	—	50
Common stock forfeited for tax payment	—	—	—	—	(27)	—	(1,455)	—	—	(1,455)
Stock-based compensation	—	—	—	—	—	—	547	—	—	547
Comprehensive income	—	—	—	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	—	—	—	(26,233)	(26,233)
Balances, March 31, 2018	44	—	—	—	32,736	328	576,202	(200)	(327,351)	248,979
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Stock-based compensation	—	—	—	—	—	—	570	—	—	570
Comprehensive income	—	—	—	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	—	—	—	(36,997)	(36,997)
Balances, June 30, 2018	44	—	—	—	32,736	$328	$576,772	$(128)	$(364,380)	$212,592

Balances, December 31, 2018	44	—	—	$1	34,403	$344	$651,623	$(219)	$(439,910)	$211,839
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common stock issued	—	—	—	—	20	—	—	—	—	—
Series F Preferred Stock issued, redeemable	—	—	—	—	—	—	14,340	—	—	14,340
Common stock forfeited for tax payment	—	—	—	—	(10)	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	—	—	1,808	—	—	1,808
Comprehensive income	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	(37,575)	(37,575)
Balances, March 31, 2019	44	—	—	1	34,413	344	667,665	(184)	(477,517)	190,309
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common stock issued	—	—	—	—	5	—	(5)	—	—	(5)
Series F Preferred Stock issued, redeemable	—	—	—	—	—	—	30,115	—	—	30,115
Stock-based compensation	—	—	—	—	—	—	894	—	—	894
Comprehensive income	—	—	—	—	—	—	—	123	—	123
Net loss	—	—	—	—	—	—	—	—	(36,090)	(36,090)
Balances, June 30, 2019	44	—	—	$1	34,418	$344	$698,669	$(61)	$(513,639)	$185,314
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(73,665)	$(63,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,400	12,461
Amortization of gaming license	3,155	2,629
Amortization of debt issuance costs	2,909	1,714
Amortization of operating leases	1,252	—
Net provision (recovery) of doubtful accounts	387	(41)
Non-cash interest expense	1,930	—
Stock-based compensation	2,698	6,377
Changes in operating assets and liabilities:
Accounts receivable	(5,422)	(3,335)
Inventories	(223)	(1,661)
Prepaid expenses and other current assets	1,291	(2,240)
Accounts payable	1,265	6,613
Accrued expenses and other current liabilities	256	13,089
Net cash used in operating activities	(46,767)	(27,624)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(9,119)	(426)
Capitalized Development Projects costs	(2,774)	(123,249)
Refund of cash collateral for deposit bond	—	35,000
Net change in investments for Development Projects	—	87,405
Other	—	13
Net cash used in investing activities	(11,893)	(1,257)
Cash flows provided by (used in) financing activities:
Issuance of Series F Preferred Stock, redeemable	61,380	—
Proceeds from Term A Loan	—	9,000
Proceeds from Revolving Credit Facility	—	15,000
Principal payments on Term Loan Facility	(6,719)	(2,875)
Principal payments on equipment loans	(6,136)	(3,412)
Series B Preferred Stock dividend payment	(64)	(64)
Proceeds from exercise of stock options and option matching rights	—	50
Payment of debt issuance costs and Interest Rate Cap fees	—	(277)
Other payments	(106)	(1,455)
Net cash provided by financing activities	48,355	15,967
Net decrease in cash, cash equivalents and restricted cash	(10,305)	(12,914)
Cash, cash equivalents and restricted cash, beginning of period	49,750	53,055
Cash, cash equivalents and restricted cash, end of period	$39,445	$40,141
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,685	$26,701
Non-cash investing and financing activities:
Accrued Development Projects costs	$3,503	$37,427
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
On March 25, 2019, the New York State Gaming Commission (the "NYSGC") approved a request by Montreign Operating to adjust certain conditions of the gaming facility license (the "Gaming Facility License") with respect to the Casino which would reduce the minimum number of slot machines from no less than 2,150 to no less than 1,600.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Raceway featured a video gaming machine ("VGM") and harness horseracing facility. VGM operations and food and beverage service at Monticello Raceway ceased on April 23, 2019. We generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities.
On June 20, 2019, the New York State legislature approved the creation of a VGM facility in Orange County, New York. In particular, the legislation allows the Company to operate the new VGM facility in Orange County, subject to certain statutory requirements relating to, among other things, employment levels at the Company’s facilities, continued operation of racing at Monticello Raceway, location of the VGM facility within Orange County and entry into a mitigation agreement between the Company and the VGM facility operating at the Yonkers racetrack. The Company will work with local, state and federal agencies and officials to obtain the necessary permits and approvals to designate the site for, and begin construction on, the new VGM facility.

Basis for Presentation

The condensed consolidated financial statements and notes as of June 30, 2019 and December 31, 2018 and for the three- and six-month periods ended June 30, 2019 and June 30, 2018 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Liquidity and Capital Resources
Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat Realty III Limited (“Kien Huat”), the Company’s largest stockholder. On July 25, 2019, the Special Committee of the Company’s Board of Directors (the "Board") received a letter from Kien Huat (the “Kien Huat 13D Letter”) indicating that, as of the date of the letter, Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the Kien Huat Preferred Stock Commitment Letter (as defined and discussed below) while the Company remains a public company. The Kien Huat 13D Letter further indicated that Kien Huat will entertain an invitation from the Company to acquire all outstanding equity of the Company not already owned by Kien Huat. Subsequently, on August 5, 2019, the Special Committee of the Board received a non-binding proposal letter from Kien Huat and Genting Malaysia Berhad, a public limited liability company incorporated in Malaysia ("Genting Malaysia") and an affiliate of Kien Huat (the "Proposal Letter"). Pursuant to the Proposal Letter, Kien Huat and Genting Malaysia submitted a non-binding proposal to acquire all outstanding equity of the Company not already owned by Kien Huat or its affiliates for $9.74 per share of common stock, with each share of the Company’s Series B preferred stock receiving the same consideration on an as-converted basis. The Special Committee of the Board, comprised of independent, disinterested directors is considering the Kien Huat 13D Letter and the Proposal Letter, and any response thereto.
We are currently generating operating losses as the Casino revenues have not exceeded the costs related to the Casino since its opening in February 2018. We believe that our current cash, cash equivalents, cash generated from operations and the available funding pursuant to the Kien Huat Preferred Stock Commitment Letter will provide sufficient liquidity to fund our operations, the expected costs of the Golf Course Project and our anticipated debt service requirements into the first quarter 2020. This projection is based on our current expectations regarding cost structure, cash burn rate and operating assumptions. Accordingly, the accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and assumes the Company will continue as a going concern.
Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or refinance our indebtedness as it matures. We were in compliance with all of the obligations and covenants in our existing debt agreements as of June 30, 2019. Furthermore, we will be in compliance with all of the obligations and covenants in our existing debt agreements measured as of June 30, 2019 after making a specified equity contribution in the range of $12 million to $14 million pursuant to the Term Loan Agreement and Revolving Credit Agreement. We can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the lenders, if necessary.
If the Company determines not to make a specified equity contribution, or interest and principal payments as they become due, unless the lenders under the Term Loan Facility and Revolving Credit Facility waive or eliminate the financial covenants, or otherwise restructure our existing debt agreements, Montreign Operating will be in default under these agreements and the lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of Montreign Operating's debt obligations would permit the holders of the Term Loan and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under our other existing debt agreements. If the lenders and/or other counterparties demand immediate repayment of all of its obligations, Montreign Operating would likely be unable to pay all such obligations. We anticipate that in the near term we will seek to pursue one of the alternatives described above, which may include a restructuring of our existing debt and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to make reductions in our cost structure. There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities.
Given our continuing negative cash flows from operations, and in order to meet our expected cash needs for the next 12 months and over the longer term, we will be required to obtain additional liquidity sources or possibly restructure our existing debt and other obligations. If acceptable terms of a restructuring cannot be accomplished, we may not have enough cash and working capital to fund the operations, and satisfy the obligations of, Montreign Operating beyond the near term, which raises substantial doubt about our ability to continue as a going concern. As a result, we may be required to seek to implement an in-court proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) with respect to Montreign Operating and its subsidiaries, which own and operate the Casino, The Alder and the Golf Course Project. If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of Montreign Operating's existing debt terms before presenting these arrangements to the bankruptcy court for approval. An in-court restructuring proceeding would cause a default on our debt with our current lenders. Depending on if and when the Special Committee and the Board determine to pursue this course of action, Empire, the parent entity of the Company, could continue operations and satisfy liabilities and commitments in the normal course of business for the next 12 months based on existing sources of financing and liquidity.

Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for a discussion of the risks related to our liquidity and capital structure.
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

Complimentary food and beverage revenues and complimentary room revenues for the three-month and six-month periods ended June 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Complimentary food and beverage revenues	$5,134	$2,218	$10,286	$3,234
Complimentary room revenues	1,337	786	2,665	950
The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s deferred revenue liability for its loyalty point performance obligations was $2.3 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively. Loyalty points are generally earned and redeemed continuously over time.
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
Restricted cash and equivalents
The Company has several types of restricted cash accounts. The restricted cash balances of $304,000 and $373,000 at June 30, 2019 and December 31, 2018, respectively, are in accordance with the New York State Gaming Commission (the "NYSGC") regulations. In addition, at June 30, 2019 and December 31, 2018, the Company had restricted cash for Development Projects of $1.1 million and $21.0 million, respectively, remaining from the proceeds of the Term Loan Facility (as defined below) held in the lender-controlled accounts pursuant to the Term Loan Facility. These funds were comprised entirely of cash and cash equivalent balances. Most of these funds were used during the six-month period ended June 30, 2019 to make final payments for the construction of the Casino and The Alder.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018
	(in thousands)
Cash and cash equivalents	$38,022	$28,338	$16,743
Restricted cash	304	373	984
Restricted cash for Development Projects	1,119	21,039	22,414
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,445	$49,750	$40,141

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectibility of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectibility. The Company extends credit to certain gaming patrons upon completion of a credit application process. Gaming patrons are expected to repay gaming markers within a predetermined period of time, the Company also settles wagers for other racetracks and is exposed to credit risk. These amounts are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $537,000 and $150,000 at June 30, 2019 and December 31, 2018, respectively. The increase in the allowance for doubtful accounts at June 30, 2019 reflects a higher volume of credit play, as the the Casino increases the Company's customer base.
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
The Company capitalized $0.2 million and $0.3 million of interest charges during the three-month periods ending June 30, 2019 and June 30, 2018, respectively, and $0.3 million and $11.3 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively.
Debt issuance costs
Debt issuance costs are amortized using the effective interest method over the term of the related debt. The amortization is included within interest expense and is included as a component of the capitalized interest costs.
Long-lived assets and other financial assets
The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value. Due to certain events and circumstances, including the events further discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company performed impairment testing related to its long-lived assets in accordance with ASC 360 during the three-month period ended June 30, 2019. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups exceeded the carrying values of those assets. Therefore, the second step of impairment testing under ASC 360 was not required. However, based upon current market conditions and management’s estimates, the carrying value of the Company's long-lived assets may exceed their fair value.
The Company also reviews its financial assets (i.e., non-derivative financial assets) for impairment, if it becomes probable that the commitment will not result in the receipt of proceeds from the issuance of securities.
Other long-term liabilities
The difference between our cash payments and straight-line rent on our land leases and operating leases was $8.1 million at December 31, 2018 and was included in "Other long-term liabilities." In addition, the Company has accrued a liability-classified guaranty of approximately $1.9 million and $2.3 million at June 30, 2019 and December 31, 2018, respectively, related to the guaranty liability due under the MHHA Agreement (as defined and discussed in Note I below). The Company has also recorded a derivative liability in the form of a put option of approximately $1.0 million and $0.9 million at June 30, 2019 and December 31, 2018, respectively, relating to the bet365 Common Stock Purchase Agreement (as described and discussed in Note I below).

Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month and six-month periods ended June 30, 2019 and 2018 were the same.
The following table shows the approximate number of common stock equivalents outstanding at June 30, 2019 and 2018 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three-month and six-month periods ended June 30, 2019 and 2018, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	June 30, 2019	June 30, 2018
Unvested Restricted stock	19,000	73,000
Warrants	193,000	193,000
Restricted stock units ("RSUs")	464,000	158,000
Option matching rights	—	1,000
Options	—	12,000
Total	676,000	437,000

On August 19, 2009, the Company entered into an investment agreement (the "Investment Agreement") with Kien Huat , pursuant to which Kien Huat purchased shares of common stock of the Company during the year ended December 31, 2009. Under the Investment Agreement, if any options or warrants outstanding at the time of the final closing under the Investment Agreement, or the first 200,000 options or warrants granted to directors or officers as of the final closing date under the Investment Agreement, are exercised, Kien Huat has the right to purchase an equal number of additional shares of common stock as are issued upon such exercise at the exercise price for the applicable option or warrant. The Company refers to these rights as the “Option Matching Rights.” The last remaining option matching rights expired in July 2018.
Interest Rate Cap Agreement
In February 2017, the Company entered into an interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019 (the "Interest Rate Cap"). The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $0 at June 30, 2019 and $143,000 at December 31, 2018, and is presented at fair value as"Other assets" on the condensed consolidated balance sheets. The difference between the fair value and amortized cost is recorded as an adjustment to "Accumulated other comprehensive loss."
Accumulated Other Comprehensive Loss
As of June 30, 2019 and December 31, 2018, accumulated other comprehensive loss was $0.1 million and $0.2 million, respectively, and consisted solely of the fair value adjustment relating to the Interest Rate Cap.
Derivative Liability and Asset
The Company’s Collaboration Agreement with bet365 along with the related bet365 Common Stock Purchase Agreement (as both agreements are defined and discussed in Note I below) contained an initial put option that met the definition of a derivative instrument and a freestanding contingent forward instrument. The Company classified the initial put option as a long-term liability on its condensed consolidated balance sheet. Also, because, bet365 (as defined below in Note I) has or will be obligated to purchase shares of the Company’s common stock at a strike price less than the expected equity value once bet365’s Online Sportsbook Services (as defined in Note I below) are approved in New York State, we have classified the freestanding contingent forward instrument as a long-term asset on the condensed consolidated balance sheet. The derivative liability and the contingent forward asset were initially recorded at fair value upon the effective date of the Collaboration Agreement and are remeasured to fair value at each subsequent reporting date. Changes in the fair value of the derivative liability and long-term asset are recognized as a component of "Other income (expense)" on the condensed consolidated statement of operations and comprehensive loss.

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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$38,022	$38,022	$28,338	$28,338	Level 1
Restricted cash	304	304	373	373	Level 1
Interest Rate Cap	—	—	143	143	Level 2
Restricted cash and cash equivalents for Development Projects	1,119	1,119	21,039	21,039	Level 1
Other assets:
Non-derivative financial asset - Series F Preferred Stock, redeemable	14,196	14,196	31,122	31,122	Level 2
Contingent forward contract - bet365	477	477	1,865	1,865	Level 3

Liabilities:
Term B Loan, net of discount	439,067	439,067	440,803	440,660	Level 2
Term A Loan	60,363	60,363	64,750	64,750	Level 2
Bangkok Bank Loan	20,000	20,000	20,000	20,000	Level 3
Revolving Credit Facility	15,000	15,000	15,000	15,000	Level 2
Long-term loan, related party, net of debt issuance costs	32,969	32,969	30,954	30,954	Level 3
Equipment loans	14,249	14,249	20,384	20,384	Level 3
Guaranty liability - MHHA agreement	1,880	1,880	2,300	2,300	Level 2
Derivative liability - bet365	977	977	879	879	Level 3

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

	June 30, 2019		December 31, 2018
	Derivative Liability - bet365	Contingent forward contract - bet365	Derivative Liability - bet365	Contingent forward contract - bet365
Equity value	$23.94	$23.94	$29.48	$29.48
Strike price	$20.00	$19.15	$20.00	$20.00
Expected term	2.83 years	2.51 years	3.46 years	3.13 years
Volatility	63%	65%	61%	62%
Risk-free rate	1.7%	1.7%	2.9%	2.9%
Dividend yield	—	—	—	—

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liabilities and asset, for which fair value is determined using Level 3 inputs (in thousands):

	June 30, 2019
	Derivative Liability - bet365	Contingent forward contract -bet365
Balance as of December 31, 2018	$(879)	$1,865
Change in fair value	$(98)	$(1,366)
Balance as of June 30, 2019	$(977)	$499

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

	June 30, 2019	December 31, 2018
	Guaranty Liability - MHHA Horsemen	Guaranty Liability - MHHA Horsemen
Equity value	$9.60	$10.13
Strike price	$30.56	$27.50
Expected term	5.61 years	6.11 years
Volatility	68%	68%
Risk-free rate	1.8%	2.6%
Dividend yield	—	—

Stock-based compensation
The cost of all stock-based awards to employees, including grants of employee restricted stock units, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of June 30, 2019, there was approximately $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of three years. This expected cost does not include the impact of any future stock-based compensation awards.
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

Note C. Prepaid Expenses and Other Assets

The amount of the unreceived New York State gaming tax receivable for MRMI of approximately $3.4 million at December 31, 2018, was included in prepaid expenses and other current assets. This receivable was paid by New York State to the Company in June 2019. Prepaid real estate taxes at June 30, 2019 and December 31, 2018 of $2.2 million and $0.3 million, respectively, primarily include real estate taxes paid for Montreign Operating and MRMI and will be amortized during 2019 on a straight-line basis.

Prepaid expenses and other current assets, as presented on the condensed consolidated balance sheets, are comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Receivable from New York State	$0	$3,422
Prepaid real estate taxes	2,183	284
Prepaid insurance	236	392
Prepaid supplies	1,563	1,528
Prepaid advertising	619	23
Prepaid gaming expenses	33	773
Prepaid maintenance contracts	685	657
Development escrow and refundable security deposit	571	572
Prepaid other	845	375
Total prepaid expenses and other current assets	$6,735	$8,026

Note D. Property and Equipment
Property and equipment at June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Land	$770	$770
Land improvements	2,408	2,382
Buildings	625,072	622,043
Building improvements	105,995	103,621
Furniture, fixtures and equipment	11,871	10,954
Construction in Progress	3,321	2,784
	749,437	742,554
Less: Accumulated depreciation	(62,274)	(44,875)
	$687,163	$697,679
The $6.9 million increase in property and equipment was primarily due to the reclassification of capitalized Development Projects costs for the Casino and The Alder to buildings, building improvements and furniture, fixtures and equipment during the six-month period ended June 30, 2019. At June 30, 2019, $9.3 million remains classified as capitalized Development Projects costs reflecting the ongoing construction of the Golf Course Project.
Depreciation expense was approximately $9.0 million and $7.8 million for the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $17.4 million and $12.5 million for the six-month periods ended June 30, 2019 and 2018, respectively.
The VGMs at Monticello Raceway were owned by the NYSGC and, accordingly, the Company's condensed consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs
At June 30, 2019 and December 31, 2018, capitalized Development Projects costs incurred were approximately $9.3 million and $5.7 million, respectively. Total capitalized Development Projects costs at June 30, 2019 consisted of $7.8 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.5 million of professional service fees including legal and accounting fees. Total capitalized Development Projects costs at December 31, 2018 consisted of $4.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.5 million of professional service fees, including legal and accounting fees. In July 2019, the Company certified to its lenders, pursuant to the requirements of the Term Loan Agreement, the completion of the Casino and The Alder during July 2019.
In September 2018, ERREI entered into a standard contractor agreement for the construction of the Golf Course Project, at a cost of approximately $22.5 million. The Company began construction in September 2018.
Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at June 30, 2019 and December 31, 2018 were $3.5 million and $4.9 million, respectively, and were primarily comprised of amounts due to the construction managers for costs incurred for the Development Projects, as well as amounts due to other vendors. The proceeds from the Term Loan Facility were used to pay the accrued Development Projects costs related to the Casino and The Alder.
Accrued expenses and other current liabilities, as presented on the condensed consolidated balance sheets, were comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Liability for horseracing purses	$1,403	$868
Accrued payroll	7,791	8,142
Accrued interest expense	4,645	5,033
Accrued marketing	6,005	5,298
Deferred revenue - loyalty points	2,322	2,202
Liability to the NYSGC	1,681	2,816
Liability for local progressive jackpot	2,918	2,560
Accrued premium game leases	477	1,288
Accrued professional fees	1,098	2,337
Accrued utilities	271	561
Accrued other	3,680	2,573
Total accrued expenses and other current liabilities	$32,291	$33,678

Note G. Long-Term Debt
Long-term debt, other than related party debt, consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Term B Loan (net of unamortized discount)	$439,067	$440,803
Term A Loan	60,363	64,750
Bangkok Bank Loan	20,000	20,000
Revolving Credit Facility	15,000	15,000
Equipment Loans	14,249	20,384
Total long-term debt	548,679	560,937
Debt issuance costs	(14,997)	(17,240)
Total long-term debt, net	533,682	543,697
Less: Current portion of long-term debt	(46,087)	(48,004)
Long term-debt, net of current portion	$487,595	$495,693

Term Loan Facility
At June 30, 2019 and December 31, 2018, Montreign Operating's senior secured term loan facility (the "Term Loan Facility") consisted of $60.4 million and $64.8 million, respectively, outstanding under the Term A loan (the "Term A Loan") and $439.1 million and $440.8 million, respectively, outstanding (net of original issue discount) under the Term B loan (the "Term B Loan"). Pursuant to the Building Term Loan Agreement, (as amended the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent, the Term A Loan is fully drawn in accordance with the Term Loan Agreement, which required the Company to complete the draw down of the Term A Loan by July 24, 2018. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At June 30, 2019 and December 31, 2018, the interest rate on the Term A Loan was 7.52% and 7.68%, respectively. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At June 30, 2019 and December 31, 2018, the interest rate on the Term B Loan was 10.77% and 10.96%, respectively. In addition, Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018.
Since June 30, 2018, the Company has been required to make principal payments under the Term B Loan and the Term A Loan at the end of each calendar quarter. The Company repays 1% of the original principal balance of the Term B Loan each year, in quarterly payments of approximately $1.1 million. From June 30, 2018 through March 31, 2019, the Company repaid 2.5% of the original principal amount of the Term A Loan, in quarterly payments of approximately $1.8 million. Beginning on June 28, 2019 and extending through maturity, the Company will make quarterly installments of approximately $2.6 million on the Term A Loan. The Company repaid approximately $4.4 million and $2.3 million on the Term A Loan and Term B Loan, respectively, in the six-month period ended June 30, 2019.
The Term Loan Agreement contains representations and warranties, customary events of default, and affirmative, negative and financial covenants. Mandatory prepayments of the Term Loan Facility will be required upon the occurrence of certain events, including sales of certain assets and casualty events. In addition, the Term Loan Agreement restricts Montreign Operating, ERREI and ERREII (together, the "Project Parties") from incurring additional indebtedness except for, among other things, obligations pursuant to hedging agreements required under the Term Loan Agreement, capital lease obligations and purchase money indebtedness (including FF&E financing) in an amount not exceeding $40 million, subordinated indebtedness so long as the proceeds are applied pursuant to the terms of the Term Loan Agreement and other indebtedness not exceeding $10 million. Also, the Project Parties may not make any dividend or other distribution, redeem or otherwise acquire any equity securities or subordinated indebtedness. Moreover, the Project Parties are restricted from entering into advisory, management or consulting agreements with an affiliate of any Project Party, including Empire, except for payments pursuant to tax sharing agreements, distributions in an amount not exceeding 1% of the net revenues of the Project Parties in any fiscal year, repurchase of capital stock of the Company in an amount not exceeding $1 million and required by the NYSGC, and certain available amounts of cash based on the application of financial covenants.

Additional affirmative, negative and financial covenants under the Term Loan Agreement include that the Company maintain compliance with a maximum first lien leverage ratio not to exceed 5.0:1.0, a minimum interest coverage ratio not to fall below 2.0:1.0 and a consolidated capital expenditure covenant not to exceed $10.5 million of eligible expenses in any calendar year. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the current quarter ending on June 30, 2019. The Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million in each of the first three testing quarters, respectively. In addition, the Company has a right to cure any covenant defaults through the use of specified equity contributions during the first three quarters tested for covenant compliance. As of June 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of June 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $12 million to $14 million.
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
Revolving Credit Facility
At June 30, 2019 and December 31, 2018, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility were used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At June 30, 2019 and December 31, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.52% and 7.71%, respectively.
The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company.
The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of June 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of June 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $12 million to $14 million.
Bangkok Bank Loan
At June 30, 2019 and December 31, 2018, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $20 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.
The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At June 30, 2019 and December 31, 2018, the interest rate on the Bangkok Bank Loan was 8.65% and 8.77%, respectively.
The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.
The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative, negative and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok

Bank Loan Agreement may be accelerated upon certain customary events of default, including, among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company.
In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. The Company is in compliance with the covenant requirements as of June 30, 2019.
Equipment Loans
The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The original amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at June 30, 2019 and December 31, 2018 totaled approximately $14.2 million and $20.4 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly principal repayments is approximately $1.0 million.
The following table lists the annual principal repayments due for the Company's long-term debt as of June 30, 2019:

Year ending December 31,	Totals
(in thousands)
2019	$35,249
2020	20,690
2021	15,810
2022	53,613
2023	428,543
Totals	$553,905

Note H. Long-Term Loans, Related Party
Subsidiary Revolving Loan Agreement
On November 30, 2018, Empire entered into a Revolving Loan Agreement (the “Sub Revolving Loan Agreement”) with Montreign Operating. The Sub Revolving Loan Agreement provides for loans (in the aggregate, the “Sub Revolving Loan”) to Montreign Operating in a principal amount of up to $10 million (the “Subsidiary Loan Amount”). Interest accrues on outstanding borrowings at a rate of 7% per annum and is payable beginning on the last day of each calendar quarter beginning on March 31, 2019. Of that interest, 1% is payable in cash and 6% accrues and remains outstanding until paid in full (and continues to bear interest). The Sub Revolving Loan, together with interest accrued and yet unpaid, will be due and payable on April 25, 2023.
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
At June 30, 2019 and December 31, 2018, $10 million was outstanding from Montreign Operating under the Sub Revolving Loan.

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
At June 30, 2019 and December 31, 2018, $30 million was outstanding under the Kien Huat Subordinate Loan. The Company paid Kien Huat a commitment fee of $300,000 (or 1% of the principal amount) out of the proceeds of the first advance.
The Kien Huat Subordinate Loan bears interest at a rate of 12% per annum, compounded monthly, and is payable at maturity. Prior to the maturity of the Kien Huat Subordinate Loan, interest is not required to be paid in cash and is added to the outstanding principal of the Kien Huat Subordinate Loan and is thereafter be deemed to be part of the principal indebtedness due thereunder upon maturity. The Kien Huat Subordinate Loan may be repaid in full or in part at any time without premium or penalty.
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
Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the "Kien Huat Backstop Loan Agreement"), providing for loans to Empire in an aggregate principal amount of up to $20 million (the "Kien Huat Backstop Loan"). Any amounts borrowed pursuant to the Kien Huat Backstop Loan Agreement will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the maturity date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the "Backstop Maturity Date"). As of June 30, 2019 and December 31, 2018, no amounts had been borrowed under the Kien Huat Backstop Loan.
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
The Company concluded that the Preferred Distribution (an initial put option) is an embedded derivative liability because the right to receive the Preferred Distribution will not transfer with any shares of common stock sold by bet365 Investor. The fair value of the derivative liability associated with shares already sold to bet365 Investor was $1.0 million and $0.9 million at June 30, 2019 and December 31, 2018, respectively.

The Company also concluded the ability to purchase the remaining shares under the bet365 Common Stock Purchase Agreement is a freestanding contingent forward instrument. The fair value of this instrument was approximately $0.1 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively, net of the derivative liability (contingent put option) of approximately $0.5 million and $0.4 million, respectively, for the right associated with the remaining shares to also receive the Preferred Distribution.
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
Preferred Stock and Dividends
Series F Preferred Stock, redeemable
On February 20, 2019, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 200 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $20 million, resulting in proceeds to the Company (after deducting an approximately $200,000 funding fee due to KH) of $19.8 million.
On May 15, 2019, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 270 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $27 million, resulting in net proceeds to the Company (after deducting an approximately $270,000 funding fee due to KH) of $26.7 million.
On June 17, 2019, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 150 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $15 million, resulting in net proceeds to the Company (after deducting an approximately $150,000 funding fee due to KH) of $14.8 million.
Series B Preferred Stock
Quarterly payments in the amount of $32,087 were made on April 2, 2019 and July 1, 2019 for the first two quarters of 2019 and quarterly payments in the amount of $32,087 were made on April 2, 2018 and July 2, 2018 for the first two quarters of 2018.
Warrants
As of June 30, 2019 and December 31, 2018, respectively, there were outstanding warrants to purchase an aggregate of approximately 133,300 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020 and warrants to purchase 60,000 shares of common stock at $81.50 per share with an expiration date of March 15, 2025.
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
Note J. Concentration
As of June 30, 2019, the Company had one marker receivable which represented more than 10% of the total net outstanding accounts receivable.
As of December 31, 2018, the Company had no receivable which represented more than 10% of the total net outstanding accounts receivable.

Note K. Related Party Transactions

Kien Huat 2018 Preferred Stock Commitment Letter
On November 6, 2018, the Company and Kien Huat entered into a commitment letter, as amended and restated on November 9, 2018 and May 7, 2019 (collectively, the "2018 Kien Huat Preferred Stock Commitment Letter"), pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock on the terms set forth in the 2018 Kien Huat Preferred Stock Commitment Letter and the Certificate of Designations of the Series F Preferred Stock, which the Company filed with the Secretary of State of the State of Delaware on November 5, 2018. Kien Huat committed to purchase the Commitment Amount of the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018; (ii) up to $20 million no earlier than February 15, 2019; (iii) up to $20 million no earlier than May 15, 2019; (iv) up to $15 million no earlier than August 15, 2019; (v) up to $37 million no earlier than November 15, 2019 and (vi) up to $22 million no earlier than March 15, 2020. The Company agreed to use its reasonable efforts to secure third-party financing in an amount equal to the Commitment Amount and the Commitment Amount will be reduced by the amount of any third-party financing raised by the Company. However, any equity financing raised by the Company from any person entering into a commercial agreement relating to online gaming and sports betting at the Casino in an amount up to $29 million will not reduce the Commitment Amount. Kien Huat will be entitled to a funding fee in the amount of 1% of the portion of the Commitment Amount funded by Kien Huat. Unless earlier terminated by mutual agreement, the 2018 Kien Huat Preferred Stock Commitment Letter will terminate upon the earlier of (a) the Company's receipt of third-party financing in the Commitment Amount or (b) April 15, 2020.
On November 13, 2018, in accordance with the 2018 Kien Huat Preferred Stock Commitment Letter, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 120 shares of Series F Preferred Stock for an aggregate purchase price of $12 million, resulting in net proceeds to the Company (after deducting a $120,000 funding fee due to Kien Huat) of $11.9 million.
On February 20, 2019, in accordance with the 2018 Kien Huat Preferred Stock Commitment Letter, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 200 shares of Series F Preferred Stock for an aggregate purchase price of $20 million, resulting in net proceeds to the Company (after deducting a $200,000 funding fee due to Kien Huat) of $19.8 million.
On May 7, 2019, the Company and Kien Huat entered into an amendment to the 2018 Kien Huat Preferred Stock Commitment Letter (the "Kien Huat Commitment Letter Amendment") to accelerate the schedule on which Kien Huat will purchase additional shares of Series F Preferred Stock. In particular, pursuant to the Kien Huat Commitment Letter Amendment, Kien Huat agreed as follows: (i) to increase its commitment to purchase up to $20 million no earlier than May 15, 2019 to up to $27 million no earlier than such date; (ii) to accelerate its commitment to purchase up to an incremental $15 million to no earlier than June 17, 2019; and (iii) to maintain its commitment to purchase up to $15 million no earlier than August 15, 2019 and up to $37 million no earlier than November 15, 2019, respectively. Accordingly, Kien Huat accelerated its commitment to purchase up to the full Commitment Amount from March 15, 2020 to November 15, 2019. Other than the acceleration of the schedule pursuant to which Kien Huat would purchase up to the Commitment Amount, all other terms of the 2018 Kien Huat Preferred Stock Commitment Letter remain unchanged.
On May 15, 2019, in accordance with the Kien Huat Commitment Letter Amendment, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 270 shares of Series F Preferred Stock for an aggregate purchase price of $27 million, resulting in net proceeds to the Company (after deducting a $270,000 funding fee due to Kien Huat) of $26.7 million.
On June 17, 2019, in accordance with the Kien Huat Commitment Letter Amendment, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 150 shares of Series F Preferred Stock for an aggregate purchase price of $15 million, resulting in net proceeds to the Company (after deducting a $150,000 funding fee due to Kien Huat) of $14.8 million.
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

The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in The Alder or golf course and (iii) each specific use of the name Resorts World Catskills in connection with online gaming. The percentage of Net Revenue payable as the fee is a low single-digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single-digit percentage during the entire term of the RWS License Agreement. The Company incurred an expense of approximately $0.6 million and $0.4 million for the three-month periods ended June 30, 2019 and 2018, respectively, and an expense of approximately $1.0 million and $0.6 million for the six-month periods ended June 30, 2019 and 2018, respectively, reflecting the fee payable pursuant to the RWS License Agreement.
Gerard Lim, one of the directors of the Company, is also a director of Resorts World Inc. Pte Ltd., the parent company of RWS.
Arrangements with Moelis & Company LLC
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
Special Committee Letter Agreement
On June 25, 2019, the Special Committee of the Board and Moelis entered into a letter agreement (the "Moelis Special Committee Letter Agreement") pursuant to which Moelis was engaged to act as the Special Committee’s exclusive financial advisor in connection with any potential restructuring, related party acquisition transaction and/or third-party acquisition transaction. In addition, Moelis was engaged as the Company’s non-exclusive placement agent for any capital raising transaction. Moelis will be entitled to receive a cash fee at the consummation of any transaction described above. In addition, Moelis will receive a monthly payment in the amount of $150,000, which aggregate amount will be credited in full against any transaction fees for the first six months and at 50% for the next six months pursuant to the Moelis Special Committee Letter Agreement. Moelis will also be entitled to a fee for any opinion addressing fairness it is required to issue in connection with a transaction contemplated by the Moelis Special Committee Letter Agreement. The Company will reimburse Moelis for expenses incurred in connection with the Moelis Special Committee Letter Agreement. Either the Special Committee or Moelis may terminate the Moelis Special Committee Letter upon written notice; provided, however, Moelis will be entitled to the payment of its fees and expenses in the event a transaction contemplated by the Special Committee Letter Agreement is consummated within 12 months of the termination.
Gregg Polle, a former director of the Company, was a Managing Director of Moelis until June 2019. Mr. Polle refrained from participating in the discussion of, and abstained from voting on whether to enter into the 2019 Moelis Letter Agreement and the Moelis Special Committee Letter Agreement. See Note M for additional information about Mr. Polle's resignation from the Board.
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

The following table represents the components of lease expenses for the three-month and six-month periods ended June 30, 2019:

		Three months ended	Six months ended
Lease expense	Classification	June 30, 2019	June 30, 2019
		(in thousands)	(in thousands)
Operating lease cost	Gaming expense or SG&A expense	$2,962	$5,772

Variable lease cost:	Gaming expense or SG&A expense	686	1,070
Net lease cost (1)		$3,648	$6,842
(1) Net lease cost does not include short-term leases, none of which are material.

The schedule below lists the Company's lease terms and discount rates as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (years)

Operating leases	13.25

Weighted-average discount rate

Operating leases	12.26%

Supplemental condensed consolidated balance sheet information related to leases at June 30, 2019 is presented below:

Leases	Classification	June 30, 2019
Assets		(in thousands)
Operating lease ROU assets	Other assets (non-current)	$63,623

Total leased assets		$63,623

Liabilities
Operating	Other long-term liabilities	$74,468

Total lease liabilities		$74,468
The Company's lease liability maturities at June 30, 2019 were as follows:

Operating
Period	Leases
(in thousands)
2019 (remaining of year)	$4,427
2020	8,940
2021	8,487
2022	8,400
2023	8,400
Thereafter	353,357
Total lease payments	392,011
Less: Imputed interest	317,543
Total lease liabilities	$74,468

Supplemental cash flow and other information related to leases for the six-month period ended June 30, 2019 is presented below:

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(94)

Note M. Subsequent Events
Gregg Polle, a former director of the Company, accepted a new position at another firm, which requested that he not serve on the board of a public company. As a result, he stepped down from the Board effective July 17, 2019. Upon Mr. Polle's resignation, to ensure the Board continued to be composed of a majority of independent directors pursuant to the listing rules of The Nasdaq Stock Market, Ryan Eller, the Company’s President and Chief Executive Officer, resigned from his position as a director of the Company, effective on the same day. Mr. Eller is continuing to serve as the President and Chief Executive Officer of the Company. Edmund Marinucci, a director of the Company, was appointed to the Audit Committee of the Board to fill the vacancy created on that committee by Mr. Polle’s resignation.
On July 25, 2019, the Company announced that the Special Committee of the Board had received the Kien Huat 13D Letter.  The Kien Huat 13D Letter indicated that Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the Kien Huat Preferred Stock Commitment Letter while the Company remains a public company. The Kien Huat 13D Letter further indicated, among other things, Kien Huat's willingness to entertain an invitation from the

Company to acquire all outstanding equity of the Company not already owned by Kien Huat. Subsequently, on August 5, 2019, the Special Committee of the Board received from Kien Huat and Genting Malaysia Berhad the Proposal Letter. Pursuant to the Proposal Letter, Kien Huat and Genting Malaysia submitted a non-binding proposal to acquire all outstanding equity of the Company not already owned by Kien Huat or its affiliates for $9.74 per share of common stock, with each share of the Company’s Series B preferred stock receiving the same consideration on an as-converted basis. The Special Committee of the Board is considering the Kien Huat 13D Letter and the Proposal Letter and any response thereto in connection with its ongoing review of strategic alternatives.
On July 31, 2019, the Company certified to its lenders, pursuant to the requirements of the Term Loan Agreement, the completion of the Casino and The Alder during July 2019.
On July 31, 2019, the Company entered into a new interest rate cap agreement with Credit Suisse AG, International to limit its exposure to increases in interest rates on its Term B Loan (as defined in Note G) from July 31, 2019 through July 31, 2020. The Company paid $102,000 for the Interest Rate Cap. The cost of the Interest Rate Cap will be amortized over its term as interest expense.

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

On June 20, 2019, the New York State legislature approved the creation of a video lottery terminal (“VLT”) gaming facility in Orange County, New York. In particular, the legislation allows Empire to operate the new VLT facility in Orange County, subject to certain statutory requirements relating to, among other things, employment levels at the Company’s facilities, continued operation of racing at Monticello Raceway, location of the VLT facility within Orange County and entry into a mitigation agreement between the Company and the VLT facility operating at the Yonkers racetrack. The Company will work with local, state and federal agencies and officials to obtain the necessary permits and approvals to designate the site for, and begin construction on, the new VLT facility.

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

Results of Operations - Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table highlights the various sources of revenues and expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Percent Change
	(in thousands, except percentages)
Gaming revenues	$45,862	$40,309	13.8%
Gaming expenses	34,514	34,462	0.2%

Racing revenues	1,236	1,194	3.5%
Racing expenses	2,876	2,017	42.6%

Food and beverage revenues	7,646	4,547	68.2%
Food and beverage expenses	7,326	6,031	21.5%

Room revenues	2,923	1,774	64.8%
Room expenses	2,587	2,103	23.0%

Other revenues	2,407	1,800	33.7%
Other expenses	8	49	(83.7)%

Selling, general and administrative expenses	21,965	17,268	27.2%

Development Projects expenses	86	537	N.M.

Depreciation and amortization	10,580	9,382	12.8%

Interest expense	17,231	15,057	14.4%
Gaming Revenues and Expenses
Gaming revenues increased $5.6 million, or 13.8%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from $40.3 million to $45.9 million. The increase in gaming revenues was primarily due to increased customer visits and higher hold percentages in the current period, which generated $63.9 million in gross gaming revenues for the three-month period ended June 30, 2019 as compared to $44.3 million for the three-month period ended June 30, 2018. Monticello Casino and Raceway generated $1.0 million in gross gaming revenues for the three-month period ended June 30, 2019 as compared to $8.6 million for the three-month period ended June 30, 2018. The decrease in gaming revenues at Monticello Casino and Raceway was due to the closure of the VGM facility on April 23, 2019.
Gaming expenses were flat for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, at $34.5 million, respectively.
Racing Revenues and Expenses
Racing revenues increased approximately $0.1 million, or 3.5%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018. The increase in racing revenues was primarily due to an increase in racing simulcast revenues as compared to the three-month period ended June 30, 2018. Racing expenses increased $0.9 million, or 42.6%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from $2.0 million to $2.9 million. The increase was due to larger purse contributions required by New York State due to the closure of the VGM facility at MRMI.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $3.1 million, or 68.2%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from approximately $4.5 million to $7.6 million due to the increase in customer visits and dollars spent per visit as compared to the prior year period. Food and beverage expenses increased $1.3 million, or 21.5%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2018, from $6.0 million to $7.3 million. The increase in food and beverage expenses was primarily due to the increase in outlets available to the public as compared to the prior period and the related increase in customer visits.
Room Revenues and Expenses
Room revenues increased approximately $1.1 million, or 64.8%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from approximately $1.8 million to $2.9 million primarily due to the increased occupancy rate in the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018. Room expenses increased $0.5 million, or 23.0%, for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2018, from $2.1 million to $2.6 million. The increase was primarily due higher labor and laundry cleaning costs associated with the increase in room revenues.
Other Revenues and Expenses
Other revenues are primarily due to ATM revenues at the Casino, as well as retail sales and spa revenues. Other revenues increased by approximately $0.6 million, or 33.7%, during the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from approximately $1.8 million to approximately $2.4 million, primarily due to an increase in ATM revenues along with higher retail store and spa revenues at the Casino. Other expenses decreased by approximately $41,000, or 83.7%, during the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from approximately $49,000 to approximately $8,000 due to staffing reductions at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $4.7 million, or 27.2%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from $17.3 million to $22.0 million. The increase in SG&A expenses was primarily due to an increase in payroll and benefits due to higher employee count, higher group insurance expenses, greater marketing expense and increased branding fees due to higher revenues, as compared to the prior three-month period in 2018.
Development Projects Expenses
Development Projects expenses decreased by $0.4 million for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from $0.5 million to $0.1 million. The decrease was primarily due to the substantial completion of the Casino and The Alder. Development costs associated with the Casino and The Alder ceased to be capitalized upon the substantial completion of the Casino and The Alder. As of June 30, 2019, the Casino and The Alder are substantially complete and open. The Company is also currently constructing the Golf Course Project. Costs associated with the Golf Course Project are primarily capitalized and are included in "Capitalized Development Projects costs" on the condensed consolidated balance sheets.
Depreciation and amortization
Depreciation and amortization expense increased $1.2 million, or 12.8%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from $9.4 million to $10.6 million. The increase in depreciation expense of $1.2 million was primarily driven by the fixed assets placed in service for the Casino, due to the opening of the property in February 2018 and The Alder which was completed in December 2018. Amortization of the Gaming Facility License remained unchanged at approximately $1.6 million for both three-month periods ended June 30, 2019 and 2018.
Interest expense
Interest expense increased $2.2 million, or 14.4%, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018, from $15.1 million to $17.2 million. The increase in interest expense was primarily due to the higher balances outstanding on the Term Loan Facility and the Term Revolver for the 2019 period as compared to the 2018 period. Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018, which was included in interest expense during the three-month period ended June 30, 2018.

Results of Operations - Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table highlights the various sources of revenues and expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018	Percent Change
	(in thousands, except percentages)
Gaming revenues	$90,484	$68,955	31.2%
Gaming expenses	69,847	55,798	25.2%

Racing revenues	2,499	2,558	(2.3)%
Racing expenses	5,073	3,725	36.2%

Food and beverage revenues	15,260	7,119	114.4%
Food and beverage expenses	15,447	9,597	61.0%

Room revenues	5,413	2,458	120.2%
Room expenses	5,079	2,960	71.6%

Other revenues	4,032	2,175	85.4%
Other expenses	24	111	(78.4)%

Selling, general and administrative expenses	40,058	30,565	31.1%

Development Projects expenses	103	11,632	N.M.

Depreciation and amortization	20,555	15,090	36.2%

Interest expense	34,500	17,453	97.7%
Gaming Revenues and Expenses
Gaming revenues increased $21.5 million, or 31.2%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $69.0 million to $90.5 million. The increase in gaming revenues was primarily due to increased customer visits and higher hold percentages in the current period, which generated $119.6 million in gross gaming revenues for the six-month period ended June 30, 2019 as compared to $74.5 million for the six-month period ended June 30, 2018. Monticello Casino and Raceway generated $6.0 million in gross gaming revenues for the six-month period ended June 30, 2019 as compared to $17.3 million for the six-month period ended June 30, 2018. The decrease in gaming revenues at Monticello Casino and Raceway was primarily due to the cessation of gaming operations on April 23, 2019.
Gaming expenses increased $14.1 million, or 25.2%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $55.8 million to $69.9 million. The increase in gaming expenses was primarily due to the higher revenues generated by the Casino, which includes gaming taxes and payroll expenses.
Racing Revenues and Expenses
Racing revenues decreased approximately $0.1 million, or 2.3%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018. The decrease in racing revenues was primarily due to a decrease in racing simulcast revenues as compared to the six-month period ended June 30, 2018. Racing expenses increased $1.3 million, or 36.2%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $3.7 million to $5.1 million. The increase was primarily due to higher purse contributions.
Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $8.1 million, or 114.4%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from approximately $7.1 million to $15.3 million due to increased customer visits and dollars spent per visit in the current period as compared to the prior year period. Food and beverage expenses increased $5.9 million, or 61.0%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2018, from $9.6 million to $15.4 million. The increase was primarily due to the increase in revenues, which resulted in higher costs for food, beverage and supplies, as well as payroll expense.
Room Revenues and Expenses
Room revenues increased approximately $3.0 million, or 120.2%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from approximately $2.5 million to $5.4 million primarily due to the increased occupancy rate in the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018. Room expenses increased $2.1 million, or 71.6%, for the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2018, from $3.0 million to $5.1 million. The increase was primarily due to the opening of the Casino hotel on February 8, 2018 and The Alder on January 1, 2019, which resulted in more room availability during the 2019 period along with the attendant additional payroll and benefit expenses for these facilities.
Other Revenues and Expenses
Other revenues primarily include ATM revenues at the Casino, as well as retail sales and spa revenues. Other revenues increased by approximately $1.9 million, or 85.4%, during the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from approximately $2.2 million to approximately $4.0 million, primarily due to an increase in ATM revenues along with the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $87,000, or 78.4%, during the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from approximately $111,000 to approximately $24,000 due to staffing reductions at Monticello Casino and Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $9.5 million, or 31.1%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $30.6 million to $40.1 million. The increase in SG&A expenses was primarily due to an increase in payroll and benefits due to higher employee count, higher group insurance expenses, increased marketing expenses and an increase in branding fees related to increased revenues, as compared to the prior year six-month period in 2018. SG&A expenses for the six-month period ended June 30, 2018 included $4.9 million of stock-based expense related to the MHHA Agreement.
Development Projects Expenses
Development Projects expenses decreased by $11.5 million for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $11.6 million to $0.1 million. Development costs associated with the Casino and The Alder ceased to be capitalized upon the substantial completion of the Casino and The Alder projects during 2018. The Company is also currently constructing the Golf Course Project and expensed approximately $0.1 million as Development Projects costs in the current period. Costs associated with the Golf Course Project are primarily capitalized and are included in "Capitalized Development Projects costs" on the condensed consolidated balance sheets.
Depreciation and amortization
Depreciation and amortization expense increased $5.5 million, or 36.2%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $15.1 million to $20.6 million. The increase in depreciation expense of $4.9 million or 39.6% was primarily driven by the depreciation of the fixed assets placed in service for the Casino, due to the opening of the property in February 2018 and The Alder which was completed in December 2018. Amortization of the Gaming Facility License increased by approximately $0.5 million, or 20.0%, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, from $2.6 million to $3.2 million.
Interest expense
Interest expense increased $17.0 million, or 97.7%, for the six-month period ended June 30,2019 as compared to the six-month period ended June 30, 2018, from $17.5 million to $34.5 million. The increase in interest expense was primarily due to the higher balances outstanding on the Term Loan Facility and the Term Revolver for the 2019 period as compared to the 2018 period. Montreign Operating paid an aggregate commitment fee of $1.3 million to the Term A Loan lenders, which is equal to the undrawn amount of the lenders’ commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018, which was included in interest expense during the six-month period ended June 30, 2018.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat Realty III Limited (“Kien Huat”), the Company’s largest stockholder. On July 25, 2019, the Special Committee of the Company’s Board of Directors (the "Board") received a letter from Kien Huat (the “Kien Huat 13D Letter”) indicating that, as of the date of the letter, Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the Kien Huat Preferred Stock Commitment Letter (as defined and discussed below) while the Company remains a public company.  The Kien Huat 13D Letter further indicated that Kien Huat will entertain an invitation from the Company to acquire all outstanding equity of the Company not already owned by Kien Huat. Subsequently, on August 5, 2019, the Special Committee of the Board received a non-binding proposal letter from Kien Huat and Genting Malaysia Berhad, a public limited liability company incorporated in Malaysia ("Genting Malaysia") and an affiliate of Kien Huat (the "Proposal Letter"). Pursuant to the Proposal Letter, Kien Huat and Genting Malaysia submitted a non-binding proposal to acquire all outstanding equity of the Company not already owned by Kien Huat or its affiliates for $9.74 per share of common stock, with each share of the Company’s Series B preferred stock receiving the same consideration on an as-converted basis. The Special Committee of the Board, comprised of independent, disinterested directors is considering the Kien Huat 13D Letter and the Proposal Letter, and any response thereto.
We are currently generating operating losses as the Casino revenues have not exceeded the costs related to the Casino since its opening in February 2018. We believe that our current cash, cash equivalents, cash generated from operations and the available funding pursuant to the Kien Huat Preferred Stock Commitment Letter will provide sufficient liquidity to fund our operations, the expected costs of the Golf Course Project and our anticipated debt service requirements into the first quarter 2020. This projection is based on our current expectations regarding cost structure, cash burn rate and operating assumptions. Accordingly, the accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and assumes the Company will continue as a going concern.
Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or refinance our indebtedness as it matures. We were in compliance with all of the obligations and covenants in our existing debt agreements as of June 30, 2019. Furthermore, we will be in compliance with all of the obligations and covenants in our existing debt agreements measured as of June 30, 2019 after making a specified equity contribution in the range of $12 million to $14 million pursuant to the Term Loan Agreement and Revolving Credit Agreement. We can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the lenders, if necessary.
If the Company determines not to make a specified equity contribution, or interest and principal payments as they become due, unless the lenders under the Term Loan Facility and Revolving Credit Facility waive or eliminate the financial covenants, or otherwise restructure our existing debt agreements, Montreign Operating will be in default under these agreements and the lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of Montreign Operating's debt obligations would permit the holders of the Term Loan and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under our other existing debt agreements. If the lenders and/or other counterparties demand immediate repayment of all of its obligations, Montreign Operating would likely be unable to pay all such obligations. We anticipate that in the near term we will seek to pursue one of the alternatives described above, which may include a restructuring of our existing debt and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to make reductions in our cost structure. There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities.
Given our continuing negative cash flows from operations, and in order to meet our expected cash needs for the next 12 months and over the longer term, we will be required to obtain additional liquidity sources or possibly restructure our existing debt and other obligations. If acceptable terms of a restructuring cannot be accomplished, we may not have enough cash and working capital to fund the operations, and satisfy the obligations of, Montreign Operating beyond the near term, which raises substantial doubt about our ability to continue as a going concern. As a result, we may be required to seek to implement an in-court proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) with respect to Montreign Operating and its subsidiaries, which own and operate the Casino, The Alder and the Golf Course Project. If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of Montreign Operating's existing debt terms before presenting these arrangements to the bankruptcy court for approval. An in-court restructuring proceeding would cause a default on our debt with our current lenders. Depending on if and when the Special Committee and the Board determine to pursue this course of action, Empire, the parent entity of the Company, could continue operations and satisfy liabilities and commitments in the normal course of business for the next 12 months based on existing sources of financing and liquidity.
See "Note A" in Part I and “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for a discussion of the risks related to our liquidity and capital structure.
Cash Flows
Net cash used in operating activities was approximately $46.8 million and $27.6 million for the six-month periods ended June 30, 2019 and 2018, respectively. We are currently generating operating losses as Casino revenues have not yet exceeded the Company's fixed costs related to the Casino. We incurred $11.6 million of Development Projects costs during the six-month period ended June 30, 2018. The decrease in cash flow for the six-month period ended June 30, 2019 was primarily due to the impact of the net operating loss for the period along with the seasonal increase in accounts receivable.
The Casino opened to the public in February 2018. For the six-month period ended June 30, 2019, the winter weather pattern was milder than usual, which resulted in greater customer visits than expected and higher revenues than anticipated. In addition, the Company increased its promotional activity during the 2019 period, which received a favorable response from its customers resulting in higher revenues. Greater frequency of visits to the Casino by patrons has resulted in higher occupancy rates at the Company's hotels and restaurants for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018. As a result, net revenues increased from $83.3 million to $117.7 million for the six-month periods ended June 30, 2018 and June 30, 2019, respectively.
Net cash used in investing activities was approximately $11.9 million and $1.3 million during the six-month periods ended June 30, 2019 and 2018, respectively. The increase in net cash used for the six-month period ended June 30, 2019 as compared to 2018 was due primarily to the purchase of property and equipment of $9.1 million and payments for capitalized Development Projects costs of $2.8 million during the 2019 period. The Golf Course Project is the only current ongoing project as of June 30, 2019. At June 30, 2019, our total assets included approximately $1.1 million of remaining net proceeds available from the Term Loan Facility, which are presented on the condensed consolidated balance sheet as a non-current asset (restricted cash for Development Projects). The proceeds of the Term Loan Facility may be used solely to pay for costs relating to the Development Projects. During the six-month period ended June 30, 2018, the Company realized $87.4 million of net proceeds from the redemption of restricted investments for the Development Projects and incurred $123.2 million of capitalized Development Project costs. Also during the six-month period ended June 30, 2018, the Company received a refund of $35.0 million from cash collateral bonds required to be posted upon construction of the Development Projects.
Net cash provided by financing activities was approximately $48.4 million and $16.0 million during the six-month periods ended June 30, 2019 and 2018, respectively. During 2019, the Company issued three tranches totaling approximately $61.4 million of redeemable Series F Preferred Stock to Kien Huat. The Company repaid approximately $6.1 million of equipment loans and an additional $6.7 million of Term A and Term B Loans during the six-month period ended June 30, 2019. At June 30, 2019, the Company had approximately $14.2 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. Approximately $15.0 million was borrowed under the Revolving Credit Facility (as defined below) and $9.0 million was borrowed under the Term Loan Facility during the six-month period ended June 30, 2018. The Company repaid approximately $3.4 million of equipment loans and an additional $2.9 million of Term A and Term B Loans during the six-month period ended June 30, 2018. During the six-month period ended June 30, 2018, restricted stock grants of certain executives vested, resulted in $1.5 million of income tax withholding taxes paid by the Company in exchange for the surrender of a portion of the vested shares.
Development Projects Expenditures
The Company expects that upon completion, the Development Projects will have cost approximately $930 million, which includes $766 million of anticipated costs for construction of the Development Projects and contingency, $69 million for interest reserves, $51 million for the Gaming Facility License fee and $44 million of original issue discount and financing and legal fees. The Company substantially completed construction of The Alder on January 1, 2019, under a guaranteed maximum price agreement with its construction manager, which was amended to $35.2 million in December 2018. During the fall of 2018, the Company signed a contractor agreement for the Golf Course Project for a total cost of approximately $22.5 million.
As of June 30, 2019, the Company had incurred an aggregate total of $912.1 million related to the Development Projects, including $748.5 million of capitalized Development Projects costs, of which $699.0 million was reclassified to property and equipment upon the opening of the Casino and The Alder, $68.6 million of interest expense related to bank debt for the Development Projects, $51.0 million for the Gaming Facility License and $44.0 million of debt issuance costs related to the Development Projects.

Principal Debt Arrangements
Term Loan Facility
On January 24, 2017, Montreign Operating entered into that certain Building Term Loan Agreement (the “Original Term Loan Agreement”), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent. On May 26, 2017, the parties entered into the first amendment to the Term Loan Agreement and certain ancillary agreements (the “Amended Term Loan Agreement” and, together with the Original Term Loan Agreement, the “Term Loan Agreement”). In the aggregate, the Term Loan Agreement provides Montreign Operating with loans in principal amount of $520 million (the “Term Loan Facility”). The borrowings under the Term Loan Facility were used to fund the costs of the Development Projects.
The Term Loan Agreement provides Montreign Operating with senior secured first lien term loans consisting of $70 million of Term A Loans and $450 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Project Parties and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. At June 30, 2019 and December 31, 2018, the interest rate on the Term A Loan was 7.52% and 7.68%, respectively. At June 30, 2019 and December 31, 2018, the interest rate on the Term B Loan was 10.77% and 10.96%, respectively. As of June 30, 2019 and December 31, 2018, approximately $60.4 million and $64.8 million, respectively, was outstanding under the Term A Loan, and approximately, $444.3 million and $446.6 million,respectively, was outstanding under the Term B Loan.
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
The Term Loan Agreement contains representations and warranties, customary events of default, and affirmative, negative and financial covenants, including that the Company maintain compliance with a maximum first lien net leverage ratio not to exceed 5.0:1.0, a minimum interest coverage ratio not to exceed 2.0:1.0 and a consolidated capital expenditure covenant not to exceed $10 million of eligible expenses in any calendar year. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio will be measured beginning in the current quarter ending on June 30, 2019. The Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million, respectively, in each of the first three testing quarters, respectively. In addition, the Company has a right to cure any covenant defaults through the use of specified equity contributions during the first three quarters tested for covenant compliance. Additionally, excess cash flow, as such term is defined in the Term Loan Agreement, must be applied towards repayment of the Term Loan Facility commencing with the fiscal year in which the "full opening" of the Casino occurs. As of June 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of June 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $12 million to $14 million. In March 2018, the Company contributed $3.6 million to an interest reserve fund under the Term Loan Agreement. This contribution reflects the additional interest paid on the Term Loan Facility, as a result of the Company's deferral of the completion of 15 VIP suites at the Casino from March 1, 2018 to March 30, 2018.
Revolving Credit Facility
At June 30, 2019, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. At June 30, 2019, the interest rate on borrowings under the Revolving Credit Facility was 7.52%.
The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of June 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of June 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $12 million to $14 million.
Bangkok Bank Loan
At June 30, 2019, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $20 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.
The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At June 30, 2019, the interest rate on the Bangkok Bank Loan was 8.65%.
The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.
The Bangkok Bank Loan is guaranteed by MRMI and is secured by a security interest in Monticello Raceway. The Bangkok Bank Loan Agreement contains customary representations and warranties and affirmative, negative and financial covenants, including representations, warranties and covenants that, among other things, restrict the ability of the Company and MRMI to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in certain transactions with affiliates, or make dividends or other distributions. Obligations under the Bangkok Bank Loan Agreement may be accelerated upon certain customary events of default, including, among others, nonpayment of principal, interest or fees, breach of the affirmative or negative covenants, revocation of a gaming license after the expiration of certain cure periods, and a change of control of the Company.
In addition, the Bangkok Bank Loan Agreement contains a financial covenant that restricts the maximum total leverage ratio to four times the adjusted EBITDA of MRMI, which financial covenant is applicable beginning with the fiscal quarter ending December 31, 2018. The Bangkok Bank Loan Amendment excludes the Kien Huat Subordinate Loan from calculations of the Company's maximum total leverage so long as the Kien Huat Subordinate Loan remains subordinate to the Bangkok Bank Loan. The Company is in compliance with the covenant requirements as of June 30, 2019.
Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated. As of June 30, 2019, no amounts had been borrowed under the Kien Huat Backstop Loan.
Equipment Loan Agreements
The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The original amount financed was approximately $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at June 30, 2019 and December 31, 2018 were approximately $14.2 million and $20.4 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.
Equity Financings
2018 Kien Huat Preferred Stock Commitment Letter
On November 6, 2018, the Company and Kien Huat entered into a commitment letter, as amended and restated on November 9, 2018 and May 7, 2019 (as amended, the "2018 Kien Huat Preferred Stock Commitment Letter"), pursuant to which Kien Huat committed to provide equity financing in support of the general corporate and working capital requirements of the Company and its subsidiaries. Pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter, Kien Huat agreed to purchase up to $126 million (the "Commitment Amount") of Series F Preferred Stock on the terms set forth in the 2018 Kien Huat Preferred Stock

Commitment Letter. Kien Huat committed to purchase the Series F Preferred Stock pursuant to the following schedule: (i) up to $12 million no earlier than November 9, 2018; (ii) up to $20 million no earlier than February 15, 2019; (iii) up to $20 million no earlier than May 15, 2019; (iv) up to $15 million no earlier than August 15, 2019; (v) up to $37 million no earlier than November 15, 2019; and (vi) up to $22 million no earlier than March 15, 2020. In accordance with this schedule, on each of November 13, 2018 and February 20, 2019, the Company and Kien Huat entered into subscription agreements to purchase an aggregate of 320 shares of Series F Preferred Stock for an aggregate purchase price of $32 million, resulting in net proceeds to the Company (after deducting a $300,000 funding fee due to Kien Huat) of $31.7 million.
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
On each of November 13, 2018, February 20, 2019, May 15, 2019 and June 17, 2019, the Company and Kien Huat entered into subscription agreements to purchase an aggregate of 740 shares of Series F Preferred Stock for an aggregate purchase price of $74 million, resulting in net proceeds to the Company (after deducting a $740,000 funding fee due to Kien Huat) of $73.3 million.
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
Other Factors Affecting Liquidity
The Company may also raise additional equity or debt capital or enter into arrangements to secure necessary financing to fund the completion of the Development Projects, to meet obligations under our existing debt agreements or for the general corporate purposes of the Company. We anticipate that in the near term we will seek to pursue one of the alternatives described above, which may include a restructuring of our existing debt and other arrangements to provide additional liquidity. Such arrangements may take the form of loans, strategic agreements, joint ventures or other agreements. The sale of additional equity could result in additional dilution to the Company’s existing stockholders, and financing arrangements may not be available to us, or may not be available in sufficient amounts or on acceptable terms. There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities.
On October 14, 2016, we filed a universal shelf registration statement on Form S-3 (the "Shelf Registration Statement") covering the offer and sale of $250 million of our securities. The Shelf Registration Statement, which also carried over $83.8 million of our securities registered on an expiring shelf registration statement that remained unsold, was declared effective on November 17, 2016. Instruction I.B.6 of Form S-3 imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any 12-month period to the extent that the aggregate market value of our outstanding common stock held by non-affiliates (our “public float”) as of a day during the 60 days immediately preceding such sale is less than $75 million. As of August 7, 2019, our public float was $50.5 million. If our public float remains below $75 million, then at the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior 12 months in reliance on Instruction I.B.6 may not exceed one-third of our public float as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Unless otherwise indicated in a prospectus supplement, the Company expects the net proceeds from the sale of securities will be used to support the Development Projects, working capital and for other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our business.
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

Contractual Obligations

The table below lists the payment commitments of the Company as of June 30, 2019.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$373,874	$7,500	$15,800	$16,200	$334,374
Golf Course Lease (b)	7,950	25	300	300	7,325
Entertainment Project Lease (c)	8,208	150	300	300	7,458
Term A Loan (d)	69,807	15,107	54,700	—	—
Term B Loan (e)	618,710	53,272	104,184	461,254
Equipment Loans (f)	16,965	12,452	4,513	—	—
Bangkok Bank Loan (g)	20,880	20,880	—	—	—
Operating leases (h)	2,049	1,239	810	—	—
Revolving Credit Facility (i)	18,048	1,348	16,700	—	—
Kien Huat Subordinate Loan (j)	39,725	—	39,725	—	—
Total	$1,176,216	$111,973	$237,032	$478,054	$349,157

(a)	Annual fixed rent payments under the Casino Lease are as follows: beginning September 2018, payments of $625,000 per month, escalating every five years by 8% through the end of the lease term.

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

(d)	The Term A Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at June 30, 2019.

(e)	The Term B Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at June 30, 2019.

(f)
Equipment loan payments primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts include interest payments.

(g)	The Bangkok Bank Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at June 30, 2019.

(h)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(i)	The Revolving Credit Facility is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at June 30, 2019.

(j)	The Kien Huat Subordinate Note includes accrued cumulative compounded interest and matures on December 20, 2020.

Off-balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The interest rate on the Term B Loan entered into on January 24, 2017 contains a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in February 2017 provided a limit on our exposure to increases in one-month LIBOR on $415 million from May 1, 2017 through February 28, 2018 and, for a portion of our Term B Loan balance, provides a limit on our exposure through July 31, 2019. The Company had approximately $60.4 million of Term A Loans outstanding at June 30, 2019. The interest rate on the Term A Loan contains a variable component based on one-month LIBOR. The Company had $15.0 million outstanding under the Revolving Credit Facility at June 30, 2019. The interest rate on the Revolving Credit Facility Loans contains a variable component based on one-month LIBOR. In addition, the Company had $20.0 million of delayed draw term loans outstanding at June 30, 2019 under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017 contains a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at June 30, 2019, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $5.2 million for the next 12-month period ending June 30, 2020.

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
We carried out an evaluation as of June 30, 2019 under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
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

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and uncertainty about our ability to comply with the obligations in our existing debt agreements.
Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat, the Company’s largest stockholder. On July 25, 2019, the Special Committee of the Board received the Kien Huat 13D Letter indicating that, as of the date of the letter, Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the Kien Huat Preferred Stock Commitment Letter while the Company remains a public company. We are currently generating operating losses as the Casino revenues have not exceeded the costs related to the Casino since its opening in February 2018. Based on our current expectations regarding cost structure, cash burn rate and operating assumptions, we believe that our current cash, cash equivalents, cash generated from operations and the available funding pursuant to the Kien Huat Preferred Stock Commitment Letter will provide sufficient liquidity to fund our operations, the expected costs of the Golf Course Project and our anticipated debt service requirements only into the first quarter 2020. Furthermore, although we were in compliance with all the obligations and covenants in our existing debt agreements as of June 30, 2019 and expect to be in compliance with all covenants measured as of June 30, 2019 after making a specified equity contribution in the range of $12 million and $14 million, we can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the lenders, if necessary. Given our continuing negative cash flows from operations, and in order to meet our expected cash needs for the next 12 months and over the longer term, we will be required to obtain additional liquidity sources or possibly restructure our existing debt and other obligations. If acceptable terms of a restructuring cannot be accomplished, we may not have enough cash and working capital to fund the operations, and satisfy the obligations of Montreign Operating beyond the near term, which raises substantial doubt about our ability to continue as a going concern.
Restructuring our existing debt obligations will be a complex, costly and time-consuming process.
Any restructuring of our existing debt obligations will be a complex, costly and time-consuming process. We will be required to devote management attention and resources and engage outside advisors and consultants to complete the restructuring. The failure to meet the challenges involved in completing a restructuring could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely affect our results of operations. The failure to complete a restructuring could lead to litigation and negotiations with creditors and other third parties, with increasing transaction costs and legal and financial liabilities. The overall completion of a restructuring may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of our management’s attention.
The Kien Huat 13D Letter and the Proposal Letter may not result in a completed transaction with Kien Huat, Genting Malaysia or their respective affiliates, which may require raising additional capital, which may not be available on acceptable terms, or at all.
The Company can provide no assurance that we will successfully negotiate a transaction agreement, or complete any transaction with, Kien Huat, Genting Malaysia or their respective affiliates. If we do not successfully consummate a transaction with Kien Huat and Genting Malaysia or a third party, we will likely need to pursue a different near-term strategic path for addressing our liquidity concerns, which may require raising additional capital. There is no guarantee that capital will be available on acceptable terms or at all. Furthermore, attempting to complete a different strategic transaction could provide to be costly and time consuming and would require the approval of Kien Huat, our largest stockholder, and we cannot make any assurance that any future strategic transaction will occur on commercially reasonable terms or at all.
We may require additional financing, which may be difficult to obtain and may dilute your ownership interest in us. If we fail to obtain the capital necessary to fund our operations, our ability to operate as a going concern may be adversely affected.

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat, the Company’s largest stockholder. On July 25, 2019, the Company announced that the Special Committee of the Board had received the Kien Huat 13D Letter, which indicated that Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the Kien Huat Preferred Stock Commitment Letter while the Company remains a public company.     Subsequently, on August 5, 2019, the Special Committee of the Board received the Proposal Letter from Kien Huat and Genting Malaysia Berhad, putting forth a proposal to acquire all outstanding equity of the Company not already owned by Kien Huat or its affiliates for $9.74 per share of common stock, with each share of the Company’s Series B preferred stock receiving the same consideration on an as-converted basis. In the event we are unable to successfully negotiate a transaction pursuant to the Proposal Letter, we will require substantial capital to fund our operations and meet our obligations under our existing debt agreements. There are a number of factors, many of which are outside our control, that may affect our future capital requirements and accelerate our need for additional financing. If a transaction with Kien Huat and Genting Malaysia is not consummated, we expect that we would need to seek funding through public or private offerings of equity or debt securities. However, the market for our common stock is highly volatile. Additional funding may not be available to us on acceptable terms, or at all. Having insufficient funds may require us to delay, scale back or eliminate some or all of our operations or enter into bankruptcy proceedings with respect to Montreign Operating and its subsidiaries. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.
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

10.1
Subscription Agreement, dated May 21, 2019 by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on May 23, 2019).

10.2
Subscription Agreement, dated June 17, 2019, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on June 17, 2019).

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

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	Date:	August 9, 2019

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Jamie M. Sanko
	Name:	Jamie M. Sanko
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
	Date:	August 9, 2019