Form 10-Q
period 2019-09-30
EMPIRE RESORTS INC
filed 2019-11-07
CIK 906780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 6, 2019, there were 34,435,907 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,962	$28,338
Restricted cash	1,011	373
Accounts receivable, net	12,323	5,965
Inventories	1,120	936
Prepaid expenses and other current assets	7,304	8,026
Total current assets	50,720	43,638
Property and equipment, net	679,950	697,679
Capitalized Development Projects costs	20,591	5,724
Restricted cash for Development Projects	—	21,039
Intangible asset, net	40,485	45,216
Operating lease right-of-use assets, net	63,000	—
Other assets	15,636	33,130
Total assets	$870,382	$846,426
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$9,039	$9,894
Current portion of long-term debt	43,181	48,004
Accrued Development Projects costs	7,017	4,922
Accrued expenses and other current liabilities	33,883	33,678
Total current liabilities	93,120	96,498
Long-term loan, related party, net of debt issuance costs	34,011	30,954
Long-term debt, net of current portion	483,953	495,693
Other long-term liabilities	77,767	11,442
Total liabilities	688,851	634,587

Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; $0.01 par value
Series B, $29 per share liquidation value, 44,258 shares issued and outstanding	1	1
Series F, redeemable, $100,000 per share redemption value, 965 and 120 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (aggregate liquidation value of $100,000 as of September 30, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 34,435,907 and 34,403,250 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	344	344
Additional paid-in capital	721,354	651,623
Accumulated other comprehensive loss	(99)	(219)
Accumulated deficit	(540,069)	(439,910)
Total stockholders’ equity	181,531	211,839
Total liabilities and stockholders’ equity	$870,382	$846,426
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Gaming	$55,264	$48,032	$145,748	$116,987
Racing	1,229	1,368	3,728	3,926
Food and beverage	7,351	6,417	22,611	13,536
Room	3,724	2,826	9,137	5,284
Other	1,972	1,921	6,004	4,096
Net revenues	69,540	60,564	187,228	143,829
Operating costs and expenses:
Gaming	32,003	36,382	101,850	92,180
Racing	2,877	2,223	7,950	5,948
Food and beverage	6,828	7,526	22,275	17,123
Room	2,552	2,662	7,631	5,622
Other	21	43	45	154
Selling, general and administrative	24,515	19,556	64,573	50,121
Development Projects	151	452	254	12,084
Depreciation and amortization	10,249	9,441	30,804	24,531
Total operating costs and expenses	79,196	78,285	235,382	207,763
Loss from operations	(9,656)	(17,721)	(48,154)	(63,934)
Interest expense	(16,717)	(15,932)	(51,217)	(33,385)
Other income (expense)	(224)	(345)	(1,290)	(438)
Interest income	198	106	597	635
Loss before income taxes	(26,399)	(33,892)	(100,064)	(97,122)
Income tax provision	—	—	—	—
Net loss	(26,399)	(33,892)	(100,064)	(97,122)
Dividends on Series B Preferred Stock	(32)	(32)	(96)	(96)
Net loss applicable to common stockholders	$(26,431)	$(33,924)	$(100,160)	$(97,218)

Weighted average common shares outstanding:
Basic	34,416	32,689	34,405	32,653
Diluted	34,416	32,689	34,405	32,653
Loss per common share:
Basic	$(0.77)	$(1.04)	$(2.91)	$(2.98)
Diluted	$(0.77)	$(1.04)	$(2.91)	$(2.98)

Comprehensive loss:

Net loss	$(26,399)	$(33,892)	$(100,064)	$(97,122)
Other comprehensive gain (loss):
Unrealized (loss) gain on Interest Rate Cap	(38)	39	120	226
Comprehensive loss	$(26,437)	$(33,853)	$(99,944)	$(96,896)
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In thousands) (Unaudited)

	Preferred Stock							Other Comprehensive Income/(Loss)		Total Stockholders' Equity/(Deficit)
	Series B		Series F, redeemable		Common Stock		Additional paid-in capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2017	44	—	—	—	32,560	$326	$572,342	$(315)	$(301,032)	$271,321
Adoption of ASC 606	—	—	—	—	—	—	—	—	(54)	(54)
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common Stock Grant to Horsemen	—	—	—	—	200	2	4,718	—	—	4,720
Options and Option Matching Rights exercised	—	—	—	—	3	—	50	—	—	50
Common stock forfeited for tax payment	—	—	—	—	(27)	—	(1,455)	—	—	(1,455)
Stock-based compensation	—	—	—	—	—	—	547	—	—	547
Comprehensive income	—	—	—	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	—	—	—	(26,233)	(26,233)
Balances, March 31, 2018	44	—	—	—	32,736	328	576,202	(200)	(327,351)	248,979
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Stock-based compensation	—	—	—	—	—	—	570	—	—	570
Comprehensive income	—	—	—	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	—	—	—	(36,997)	(36,997)
Balances, June 30, 2018	44	—	—	—	32,736	328	576,772	(128)	(364,380)	212,592
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Stock-based compensation	—	—	—	—	—	—	476	—	—	476
Common stock forfeited for tax payment	—	—	—	—	—	—	489	—	—	489
Comprehensive income	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	(33,892)	(33,892)
Balances, September 30, 2018	44	—	—	$0	32,736	$328	$577,737	$(89)	$(398,304)	$179,672

	Preferred Stock							Other Comprehensive Income/(Loss)		Total Stockholders' Equity/(Deficit)
	Series B		Series F, redeemable		Common Stock		Additional paid-in capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2018	44	—	—	$1	34,403	$344	$651,623	$(219)	$(439,910)	$211,839
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common stock issued	—	—	—	—	20	—	—	—	—	—
Series F Preferred Stock issued, redeemable	—	—	—	—	—	—	14,340	—	—	14,340
Common stock forfeited for tax payment	—	—	—	—	(10)	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	—	—	1,808	—	—	1,808
Comprehensive income	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	(37,575)	(37,575)
Balances, March 31, 2019	44	—	—	1	34,413	344	667,665	(184)	(477,517)	190,309
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common stock issued	—	—	—	—	5	—	(5)	—	—	(5)
Series F Preferred Stock issued, redeemable	—	—	—	—	—	—	30,115	—	—	30,115
Stock-based compensation	—	—	—	—	—	—	894	—	—	894
Comprehensive income	—	—	—	—	—	—	—	123	—	123
Net loss	—	—	—	—	—	—	—	—	(36,090)	(36,090)
Balances, June 30, 2019	44	—	—	1	34,418	344	698,669	(61)	(513,639)	185,314
Dividends paid -Series B Preferred Stock	—	—	—	—	—	—	—	—	(32)	(32)
Common stock issued	—	—	—	—	36	—	—	—	—	—
Series F Preferred Stock issued, redeemable	—	—	—	—	—	—	21,932	—	—	21,932
Stock-based compensation	—	—	—	—	—	—	753	—	—	753
Comprehensive income	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	(26,399)	(26,399)
Balances, September 30, 2019	44	—	—	$1	34,454	$344	$721,354	$(99)	$(540,069)	$181,531
The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(100,064)	$(97,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,072	20,325
Amortization of gaming license	4,732	4,206
Amortization of debt issuance costs	4,423	3,143
Amortization of operating leases	1,875	—
Net provision (recovery) of doubtful accounts	113	(17)
Non-cash interest expense	2,957	334
Loss on disposal of property and equipment	30	—
Stock-based compensation	3,451	6,801
Changes in operating assets and liabilities:
Accounts receivable	(6,470)	(9,553)
Inventories	(184)	(2,244)
Prepaid expenses and other current assets	722	(2,242)
Accounts payable	(855)	7,509
Accrued expenses and other current liabilities	2,102	26,525
Net cash used in operating activities	(61,096)	(42,335)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(10,599)	(932)
Capitalized Development Projects costs	(10,548)	(148,783)
Refund of cash collateral for deposit bond	—	35,000
Net change in investments for Development Projects	—	94,450
Other	—	13
Net cash used in investing activities	(21,147)	(20,252)
Cash flows provided by (used in) financing activities:
Issuance of Series F Preferred Stock, redeemable, net	83,655	—
Proceeds from Term A Loan	—	70,000
Proceeds from Revolving Credit Facility	—	15,000
Proceeds from related party long-term loan	—	20,000
Proceeds from Bangkok Bank Loan	—	2,000
Principal payments on Term Loan Facility	(10,469)	(5,750)
Principal payments on equipment loans	(10,416)	(7,038)
Series B Preferred Stock dividend payment	(96)	(96)
Proceeds from exercise of stock options and option matching rights	—	50
Payment of debt issuance costs and Interest Rate Cap fees	(102)	(598)
Other payments	(106)	(966)
Net cash provided by financing activities	62,466	92,602
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,777)	30,015
Cash, cash equivalents and restricted cash, beginning of period	49,750	53,055
Cash, cash equivalents and restricted cash, end of period	$29,973	$83,070
Supplemental disclosures of cash flow information:
Cash paid for interest	$42,817	$31,934
Non-cash investing and financing activities:
Accrued Development Projects costs	$7,017	$27,945
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
On August 21, 2019, Montreign Operating received from the New York State Gaming Commission (the "NYSGC") a license to operate a sports pool at the Casino. The Casino began its retail sportsbook operations upon receipt of such license.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. Monticello Raceway featured a video gaming machine ("VGM") and harness horseracing facility. VGM operations and food and beverage service at Monticello Raceway ceased on April 23, 2019. We generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities. In a letter dated October 8, 2019, the NYSGC approved MRMI's race dates for the months of November and December 2019.
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

Merger
On August 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Hercules Topco LLC, a Delaware limited liability company (“Parent”), and Hercules Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Merger Sub will merge into the Company (the "Merger"), with the Company surviving as a subsidiary of Parent. Parent and Merger Sub are affiliates of Kien Huat Realty III LImited ("Kien Huat") and Genting Malaysia Berhard (“GenM”). The Company has set November 13, 2019 as the date for a special meeting of stockholders (the "Special Meeting"), at which the stockholders will be asked to consider and vote upon a proposal to approve the Merger, among other things. If approved by stockholders at the Special Meeting, and all other conditions to the Merger are satisfied or waived, the Merger is expected to close in the fourth quarter of 2019. As a result of the Merger, the common stock will be delisted from The Nasdaq Stock Market and deregistered under the Exchange Act of 1934, as amended.

Basis for Presentation

The condensed consolidated financial statements and notes as of September 30, 2019 and December 31, 2018 and for the three- and nine-month periods ended September 30, 2019 and September 30, 2018 include the accounts of Empire and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Liquidity and Capital Resources
Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat Realty III Limited (“Kien Huat”), the Company’s largest stockholder. On July 25, 2019, the Special Committee of the Company’s Board of Directors (the "Board") received a letter from Kien Huat (the “Kien Huat 13D Letter”) indicating that, as of the date of the letter, Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the 2018 Kien Huat Preferred Stock Commitment Letter (as defined and discussed below) while the Company remains a public company. Subsequently, on August 5, 2019, the Special Committee of the Board received a non-binding proposal letter from Kien Huat and Genting Malaysia Berhad, a public limited liability company incorporated in Malaysia ("Genting Malaysia") and an affiliate of Kien Huat (the "Proposal Letter"). Pursuant to the Proposal Letter, Kien Huat and Genting Malaysia submitted a non-binding proposal to acquire all outstanding equity of the Company not already owned by Kien Huat or its affiliates for $9.74 per share of common stock, with each share of the Company’s Series B Preferred Stock receiving the same consideration on an as-converted basis.
On August 18, 2019, the Company entered into the Merger Agreement with affiliates of Kien Huat and GenM, as a result of which the Company will no longer be a public company. Stockholders will be asked to consider and vote upon a proposal to approve the Merger Agreement at the Special Meeting. If approved by stockholders at the Special Meeting, and all other conditions to the Merger are satisfied or waived, the Merger is expected to close in the fourth quarter of 2019. If the Merger is not consummated within the anticipated time frame, our ability to continue as a going concern will be materially adversely affected.
We are currently generating operating losses as the Casino revenues have not exceeded the costs related to the Casino since its opening in February 2018. We believe that our current cash, cash equivalents, cash generated from operations and the available funding pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter will provide sufficient liquidity to fund our operations, the expected costs of the Golf Course Project and our anticipated debt service requirements into the first quarter 2020. This projection is based on our current expectations regarding cost structure, cash burn rate and operating assumptions. Accordingly, the accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and assumes the Company will continue as a going concern.
Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or refinance our indebtedness as it matures. We were in compliance with, or obtained waivers of, all of the obligations and covenants in our existing debt agreements as of September 30, 2019. Furthermore, we will be in compliance with, or have obtained waivers of, all of the obligations and covenants in our existing debt agreements measured as of September 30, 2019 after making a specified equity contribution in the range of $20 million to $24 million pursuant to the Term Loan Agreement and Revolving Credit Agreement. We can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the lenders, if necessary.
If the Company determines not to make a specified equity contribution, or interest and principal payments as they become due, unless the lenders under the Term Loan Facility and Revolving Credit Facility waive or eliminate the financial covenants, or otherwise restructure our existing debt agreements, Montreign Operating will be in default under these agreements and the lenders under such agreements can immediately declare all loans due and payable. Furthermore, the Company will be in breach of the Merger Agreement. Any such acceleration of the maturity of Montreign Operating's debt obligations would permit the holders of the Term Loan and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under our other existing debt agreements. If the Merger Agreement is terminated by Parent as a result of a breach of covenants relating to maintaining compliance with the terms of its existing debt obligations, the Company will be required to pay a termination fee of $1.75 million. If the lenders and/or other counterparties demand immediate repayment of all of its obligations, Montreign Operating would likely be unable to pay all such obligations. If the Merger is not consummated, we anticipate that in the near term we will seek to pursue one of the alternatives described above, which may include a restructuring of our existing debt and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to make reductions in our cost structure. There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities.
Given our continuing negative cash flows from operations, and in order to meet our expected cash needs for the next 12 months and over the longer term, we will be required to obtain additional liquidity sources or possibly restructure our existing debt and other obligations if the Merger is not consummated. If acceptable terms of a restructuring cannot be accomplished, we may not have enough cash and working capital to fund the operations, and satisfy the obligations of, Montreign Operating beyond the near term, which raises substantial doubt about our ability to continue as a going concern. As a result, we may be required to seek to implement an in-court proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) with respect to Montreign Operating and its subsidiaries, which own and operate the Casino, The Alder and the Golf Course Project. If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of Montreign Operating's existing debt terms before presenting these arrangements to the bankruptcy court for approval. An in-court restructuring proceeding would cause a default on our debt with our current lenders. If the Merger is not consummated, and depending on if and when the Special Committee and the Board determine to pursue this course of action, Empire, the parent entity of the Company, could continue operations and satisfy liabilities and commitments in the normal course of business for the next 12 months based on existing sources of financing and liquidity.
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

Gaming wagers by patrons who are members of our loyalty program represent a performance obligation of the Company. Patrons who are members of our loyalty programs earn loyalty points for gaming wagers. Points awarded under our loyalty programs are given to members based on their gaming play and the promise to provide points to members is required to be accounted for as a separate performance obligation. The Company applies a practical expedient by accounting for gaming wagers on a portfolio basis, as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to each individual patron. For purposes of allocating the transaction price when loyalty points are earned, the Company allocates an amount to the loyalty point liability based on the stand-alone selling price ("SSP") of the points earned, which is determined by the value of a point that can be redeemed for a hotel room or food and beverage services. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur because all such wagers settle immediately. The loyalty point liability amount is deferred and recognized as revenue when the patron redeems the points for a hotel room stay or for food and beverage services and such goods or services are provided to the patron.

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

Racing revenues include revenues earned from pari-mutuel wagering on live harness racing and simulcast signals to and from other tracks. Some elements of racing revenues from Off-Track Betting Corporations are recognized as collected, due to uncertainty of receipt and timing of payments.

Other revenues primarily include commissions received on ATM transactions and cash advances, which are recorded on a net basis as the Company represents the agent in its relationship with the third-party service providers. Other revenues also include the sale of retail goods, which are recognized at the time the goods are delivered to the customer.

Complimentary food and beverage revenues and complimentary room revenues for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
	(in thousands)		(in thousands)
Complimentary food and beverage revenues	$4,183	$3,178	$14,469	$6,412
Complimentary room revenues	1,283	1,378	3,948	2,328
The Company’s performance obligation related to its loyalty point obligation is generally completed within one year, as a patron’s loyalty point balance is forfeited after six months of inactivity, as defined in the loyalty programs. The Company’s deferred revenue liability for its loyalty point performance obligations was $3.5 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively. Loyalty points are generally earned and redeemed continuously over time.
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
Restricted cash and equivalents
The Company has several types of restricted cash accounts. The restricted cash balances of $1.0 million and $0.4 million at September 30, 2019 and December 31, 2018, respectively, are in accordance with the New York State Gaming Commission (the "NYSGC") regulations. In addition, at September 30, 2019 and December 31, 2018, the Company had restricted cash for Development Projects of $0 and $21.0 million, respectively, remaining from the proceeds of the Term Loan Facility (as defined below) held in the lender-controlled accounts pursuant to the Term Loan Facility. These funds were comprised entirely of cash and cash equivalent balances. In July 2019, the Company certified to its lenders, pursuant to the requirements of the Term Loan Agreement, the completion of the Casino and The Alder during July 2019 and the Company liquidated the lender-controlled bank accounts.

All of these funds were expended during the nine-month period ended September 30, 2019, for final payments of the construction of The Alder.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statement of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018
	(in thousands)
Cash and cash equivalents	$28,962	$28,338	$18,390
Restricted cash	1,011	373	502
Restricted cash for Development Projects	—	21,039	64,178
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,973	$49,750	$83,070

Accounts receivable
Accounts receivable, net of allowances, are stated at the amount the Company expects to collect. When required, an allowance for doubtful accounts is recorded based on information on the collectibility of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and the Company’s judgment of collectibility. The Company extends credit to certain gaming patrons upon completion of a credit application process. Gaming patrons are expected to repay gaming markers within a predetermined period of time, the Company also settles wagers for other racetracks and is exposed to credit risk. These amounts are included in accounts receivable. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded an allowance for doubtful accounts of approximately $0.3 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively. The increase in the allowance for doubtful accounts at September 30, 2019 reflects a higher volume of credit play, as the the Casino increases the Company's customer base.
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
The Company capitalized $0.3 million of interest charges during each of the three-month periods ending September 30, 2019 and September 30, 2018, and $0.6 million and $11.7 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.
Debt issuance costs
Debt issuance costs are amortized using the effective interest method over the term of the related debt. The amortization is included within interest expense and is included as a component of the capitalized interest costs.
Long-lived assets and other financial assets
The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value. Due to certain events and circumstances, including the events further discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company performed impairment testing related to its long-lived assets in accordance with ASC 360. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups exceeded the carrying values of those assets through the period ended September 30, 2019. Therefore, the second step of impairment testing under ASC 360 was not required. However, based upon current market conditions and management’s estimates, the carrying value of the Company's long-lived assets may exceed their fair value.
The Company also reviews its financial assets (i.e., non-derivative financial assets) for impairment, if it becomes probable that the commitment will not result in the receipt of proceeds from the issuance of securities.

Other long-term liabilities
The Company has accrued a liability-classified guaranty of approximately $2.0 million and $2.3 million at September 30, 2019 and December 31, 2018, respectively, related to the guaranty liability due under the MHHA Agreement (as defined and discussed in Note I below). The Company has also recorded a derivative liability in the form of a put option of approximately $1.1 million and $0.9 million at September 30, 2019 and December 31, 2018, respectively, relating to the bet365 Common Stock Purchase Agreement (as described and discussed in Note I below).
Common stock - loss per share
The Company computes basic loss per share by dividing net loss applicable to common shares by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of common stock equivalents is anti-dilutive with respect to losses, these common stock equivalents have been excluded from the Company’s computation of loss per common share. Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended September 30, 2019 and 2018 were the same.
The following table shows the approximate number of common stock equivalents outstanding at September 30, 2019 and 2018 that could potentially dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share for the three-month and nine-month periods ended September 30, 2019 and 2018, because their inclusion would have been anti-dilutive to the loss per common share:

	Outstanding at
	September 30, 2019	September 30, 2018
Unvested Restricted stock	19,000	37,000
Warrants	193,000	193,000
Restricted stock units ("RSUs")	406,000	154,000
Deferred issuance of vested common stock	18,000	—
Options	—	11,000
Total	636,000	395,000

Interest Rate Cap Agreement
In July 2019, the Company entered into an interest rate cap agreement with Credit Suisse AG, International ("Credit Suisse") to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from July 31, 2019 through July 31, 2020 (the "Interest Rate Cap Agreement"). The Company paid $102,000 for the Interest Rate Cap. The cost of the Interest Rate Cap is amortized over its term as interest expense. The fair value of the Interest Rate Cap was $3,000 at September 30, 2019, and is presented at fair value as"Other assets" on the condensed consolidated balance sheets. The difference between the fair value and amortized cost is recorded as an adjustment to "Accumulated other comprehensive loss."
In February 2017, the Company entered into an Interest Rate Cap agreement with Credit Suisse to limit its exposure to increases in interest rates on its Term B Loan (as defined below) from May 1, 2017 through February 28, 2018 and then for a portion of the balance of its Term B Loan through July 31, 2019. The Company paid $675,000 for the Interest Rate Cap. The cost of the Interest Rate Cap was amortized over its term as interest expense. The fair value of the Interest Rate Cap was $143,000 at December 31, 2018, and was presented at fair value as"Other assets" on the condensed consolidated balance sheets. The difference between the fair value and amortized cost was recorded as an adjustment to "Accumulated other comprehensive loss."
Accumulated Other Comprehensive Loss
As of September 30, 2019 and December 31, 2018, accumulated other comprehensive loss was $0.1 million and $0.2 million, respectively, and consisted solely of the fair value adjustment relating to the Interest Rate Cap.
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

The following table presents the carrying amount, fair values and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level of Fair Value Hierarchy
Assets:	(in thousands)
Cash and cash equivalents	$28,962	$28,962	$28,338	$28,338	Level 1
Restricted cash	1,011	1,011	373	373	Level 1
Interest Rate Cap	3	3	143	143	Level 2
Restricted cash and cash equivalents for Development Projects	—	—	21,039	21,039	Level 1
Other assets:
Non-derivative financial asset - Series F Preferred Stock, redeemable	14,879	14,879	31,122	31,122	Level 2
Contingent forward contract - bet365	529	529	1,865	1,865	Level 3

Liabilities:
Term B Loan, net of discount	438,256	438,253	440,803	440,660	Level 2
Term A Loan	57,738	57,738	64,750	64,750	Level 2
Bangkok Bank Loan	20,000	20,000	20,000	20,000	Level 3
Revolving Credit Facility	15,000	15,000	15,000	15,000	Level 2
Long-term loan, related party, net of debt issuance costs	34,011	34,011	30,954	30,954	Level 3
Equipment loans	9,967	9,967	20,384	20,384	Level 3
Guaranty liability - MHHA agreement	2,045	2,045	2,300	2,300	Level 2
Derivative liability - bet365	1,088	1,088	879	879	Level 3

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

	September 30, 2019		December 31, 2018
	Derivative Liability - bet365	Contingent forward contract - bet365	Derivative Liability - bet365	Contingent forward contract - bet365
Equity value	$21.91	$21.91	$29.48	$29.48
Strike price	$20.00	$19.29	$20.00	$20.00
Expected term	2.58 years	2.26 years	3.46 years	3.13 years
Volatility	66%	68%	61%	62%
Risk-free rate	1.6%	1.6%	2.9%	2.9%
Dividend yield	—	—	—	—

The following table provides a roll forward of the aggregate fair values of the Company’s derivative liabilities and asset, for which fair value is determined using Level 3 inputs (in thousands):

	September 30, 2019
	Derivative Liability - bet365	Contingent forward contract - bet365
Balance as of December 31, 2018	$(879)	$1,865
Change in fair value	$(209)	$(1,859)
Balance as of September 30, 2019	$(1,088)	$6

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

	September 30, 2019	December 31, 2018
	Guaranty Liability - MHHA Horsemen	Guaranty Liability - MHHA Horsemen
Equity value	$9.63	$10.13
Strike price	$35.05	$27.50
Expected term	5.36 years	6.11 years
Volatility	66%	68%
Risk-free rate	1.6%	2.6%
Dividend yield	—	—

Stock-based compensation
The cost of all stock-based awards to employees, including grants of employee restricted stock units, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant. As of September 30, 2019, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity compensation plan. That cost is expected to be recognized over a period of 2.5 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses" (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We will adopt the provisions of this ASU in the first quarter of 2020. The Company is still in the process of assessing the impact of the new standard on our consolidated financial statements and related disclosures.

Note C. Prepaid Expenses and Other Assets

The amount of the unreceived New York State gaming tax receivable for MRMI of approximately $3.4 million at December 31, 2018, was included in prepaid expenses and other current assets. This receivable was paid by New York State to the Company in June 2019. Prepaid real estate taxes at September 30, 2019 and December 31, 2018 of $1.9 million and $0.3 million, respectively, primarily include real estate taxes paid for Montreign Operating and MRMI and will be amortized during 2019 on a straight-line basis.

Prepaid expenses and other current assets, as presented on the condensed consolidated balance sheets, are comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Receivable from New York State	$0	$3,422
Prepaid real estate taxes	1,909	284
Prepaid insurance	438	392
Prepaid supplies	1,526	1,528
Prepaid advertising	512	23
Prepaid gaming expenses	659	773
Prepaid maintenance contracts	742	657
Development escrow and refundable security deposit	541	572
Prepaid interest - Bangkok Bank Loan	422	—
Prepaid other	555	375
Total prepaid expenses and other current assets	$7,304	$8,026

Note D. Property and Equipment
Property and equipment at September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Land	$770	$770
Land improvements	2,403	2,382
Buildings	626,617	622,043
Building improvements	108,366	103,621
Furniture, fixtures and equipment	10,244	10,954
Construction in Progress	2,315	2,784
	750,715	742,554
Less: Accumulated depreciation	(70,765)	(44,875)
	$679,950	$697,679
The $8.2 million increase in property and equipment was primarily due to the reclassification of capitalized Development Projects costs for the Casino and The Alder to buildings, building improvements and furniture, fixtures and equipment during the nine-month period ended September 30, 2019. At September 30, 2019, $20.6 million remains classified as capitalized Development Projects costs, reflecting the ongoing construction of the Golf Course Project.
Depreciation expense was approximately $8.7 million and $7.9 million for the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $26.1 million and $20.3 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
The VGMs at Monticello Raceway were owned by the NYSGC and, accordingly, the Company's condensed consolidated financial statements include neither the cost nor the depreciation of those devices.

Note E. Development Projects Costs
Capitalized Project Development Costs
At September 30, 2019 and December 31, 2018, capitalized Development Projects costs incurred were approximately $20.6 million and $5.7 million, respectively. Total capitalized Development Projects costs at September 30, 2019 consisted of $19.0 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.6 million of professional service fees including legal and accounting fees. Total capitalized Development Projects costs at December 31, 2018 consisted of $4.2 million of construction costs, site development, contractor insurance, general conditions, architectural fees and construction manager fees, and approximately $1.5 million of professional service fees, including legal and accounting fees. In July 2019, the Company certified to its lenders, pursuant to the requirements of the Term Loan Agreement, the completion of the Casino and The Alder during July 2019.
In September 2018, ERREI entered into a standard contractor agreement for the construction of the Golf Course Project, at a cost of approximately $22.5 million. The Company began construction in September 2018.

Note F. Accrued Expenses and Other Current Liabilities
Accrued Development Projects costs at September 30, 2019 and December 31, 2018 were $7.0 million and $4.9 million, respectively, and were primarily comprised of amounts due to the construction managers for costs incurred for the Development Projects, as well as amounts due to other vendors. The proceeds from the Term Loan Facility were used to pay the accrued Development Projects costs related to the Casino and The Alder.
Accrued expenses and other current liabilities, as presented on the condensed consolidated balance sheets, were comprised of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Liability for horseracing purses	$1,614	$868
Accrued payroll	5,642	8,142
Accrued interest expense	4,583	5,033
Accrued marketing	5,821	5,298
Deferred revenue - loyalty points	3,525	2,202
Liability to the NYSGC	1,966	2,816
Liability for local progressive jackpot	2,504	2,560
Accrued premium game leases	533	1,288
Accrued professional fees	2,277	2,337
Accrued utilities	300	561
Accrued other	5,118	2,573
Total accrued expenses and other current liabilities	$33,883	$33,678

Note G. Long-Term Debt
Long-term debt, other than related party debt, consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Term B Loan (net of unamortized discount)	$438,256	$440,803
Term A Loan	57,738	64,750
Bangkok Bank Loan	20,000	20,000
Revolving Credit Facility	15,000	15,000
Equipment Loans	9,967	20,384
Total long-term debt	540,961	560,937
Debt issuance costs	(13,827)	(17,240)
Total long-term debt, net	527,134	543,697
Less: Current portion of long-term debt	(43,181)	(48,004)
Long term-debt, net of current portion	$483,953	$495,693

Term Loan Facility
At September 30, 2019 and December 31, 2018, Montreign Operating's senior secured term loan facility (the "Term Loan Facility") consisted of $57.7 million and $64.8 million, respectively, outstanding under the Term A loan (the "Term A Loan") and $438.3 million and $440.8 million, respectively, outstanding (net of original issue discount) under the Term B loan (the "Term B Loan"). Pursuant to the Building Term Loan Agreement, (as amended the "Term Loan Agreement"), among Montreign Operating, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent, the Term A Loan is fully drawn in accordance with the Term Loan Agreement, which required the Company to complete the draw down of the Term A Loan by July 24, 2018. The Term A Loan will mature on January 24, 2022 and the Term B Loan will mature on January 24, 2023. Interest accrues on outstanding borrowings under the Term A Loan at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At September 30, 2019 and December 31, 2018, the interest rate on the Term A Loan was 7.12% and 7.68%, respectively. Interest accrues on outstanding borrowings under the Term B Loan at a rate equal to LIBOR (with a floor of 1%) plus 8.25% per annum, or an alternate base rate plus 7.25% per annum. At September 30, 2019 and December 31, 2018, the interest rate on the Term B Loan was 10.37% and 10.96%, respectively. In addition, Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018.
Since June 30, 2018, the Company has been required to make principal payments under the Term B Loan and the Term A Loan at the end of each calendar quarter. The Company repays 1% of the original principal balance of the Term B Loan each year, in quarterly payments of approximately $1.1 million. From June 30, 2018 through March 31, 2019, the Company repaid 2.5% of the original principal amount of the Term A Loan, in quarterly payments of approximately $1.8 million. Beginning on June 28, 2019 and extending through maturity, the Company will make quarterly installments of approximately $2.6 million on the Term A Loan. The Company repaid approximately $7.0 million and $3.5 million on the Term A Loan and Term B Loan, respectively, in the nine-month period ended September 30, 2019.
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
Additional affirmative, negative and financial covenants under the Term Loan Agreement include that the Company maintain compliance with a maximum first lien leverage ratio not to exceed 5.0:1.0, a minimum interest coverage ratio not to fall below 2.0:1.0 and a consolidated capital expenditure covenant not to exceed $10.5 million of eligible expenses in any calendar year. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio were measured beginning in the current quarter ending on June 30, 2019. The Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million in each of the first three testing quarters, respectively. In addition, the Company has a right to cure any covenant defaults through the use of specified equity contributions during the first three quarters tested for covenant compliance. As of September 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of September 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $20 million to $24 million.
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

Revolving Credit Facility
At September 30, 2019 and December 31, 2018, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility were used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. Interest accrues on outstanding borrowings at a rate equal to LIBOR plus 5.0% per annum, or an alternate base rate plus 4.0% per annum. At September 30, 2019 and December 31, 2018, the interest rate on borrowings under the Revolving Credit Facility was 7.12% and 7.71%, respectively.
The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding Company.
The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of September 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of September 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $20 million to $24 million.
Bangkok Bank Loan
At September 30, 2019 and December 31, 2018, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $20 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.
The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At September 30, 2019 and December 31, 2018, the interest rate on the Bangkok Bank Loan was 8.37% and 8.77%, respectively.
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

On September 30, 2019, the Company entered into a Limited Waiver and Second Amendment to the Bangkok Bank Loan Agreement (the “Bangkok Bank Loan Second Amendment”) with MRMI and Bangkok Bank. Pursuant to the Bangkok Bank Loan Second Amendment, the parties agreed to waive a potential event of default relating to the total leverage ratio covenant measured as of September 30, 2019. In addition, pursuant to the Bangkok Bank Loan Second Amendment, the covenant concerning mergers and consolidations was amended to specifically permit the Merger. The Company also agreed to prepay all interest due on the Bangkok Bank Loan from October 1, 2019 through December 30, 2019 in the amount of approximately $422,000. Further, the Company agreed to pay an amendment and waiver fee of $5,000 to Bangkok Bank.

Equipment Loans
The Company has entered into several financing agreements related to the purchase of its slot machines, equipment and software for its telephone, hotel and Casino operations. The original amount financed was $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at September 30, 2019 and December 31, 2018 totaled approximately $10.0 million and $20.4 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly principal repayments is approximately $1.0 million.
The following table lists the annual principal repayments due for the Company's long-term debt as of September 30, 2019:

Year ending December 31,	Totals
(in thousands)
2019	$27,212
2020	20,691
2021	15,815
2022	53,613
2023	428,543
Totals	$545,874

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
At September 30, 2019 and December 31, 2018, $10 million was outstanding from Montreign Operating under the Sub Revolving Loan.

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
At September 30, 2019 and December 31, 2018, $30 million was outstanding under the Kien Huat Subordinate Loan. The Company paid Kien Huat a commitment fee of $300,000 (or 1% of the principal amount) out of the proceeds of the first advance.
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
Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the "Kien Huat Backstop Loan Agreement"), providing for loans to Empire in an aggregate principal amount of up to $20 million (the "Kien Huat Backstop Loan"). Any amounts borrowed pursuant to the Kien Huat Backstop Loan Agreement will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the maturity date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated (the "Backstop Maturity Date"). As of September 30, 2019 and December 31, 2018, no amounts had been borrowed under the Kien Huat Backstop Loan.
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

Restriction on Ability to Pay Dividends
Pursuant to the terms of the Bangkok Bank Loan Agreement, neither Empire nor any of its subsidiaries is permitted to declare or pay any dividends or make other payments to purchase, redeem, retire or otherwise acquire any capital stock of the Company. Such restriction will lapse upon the payment in full of any amounts outstanding under the Bangkok Bank Loan Agreement. Similarly, pursuant to the Merger Agreement, Empire is not permitted to declare or pay any dividends or other distributions on its capital stock or set a record date for such payment, except for cash dividends or distributions from a subsidiary to Empire. Notwithstanding the foregoing, so long as no event of default has occurred, subsidiaries of Empire are permitted to pay dividends to Empire and Empire may pay dividends on the Series B Preferred Stock and for withholding taxes payable in connection with equity compensation programs pursuant to the Bangkok Bank Loan Agreement and the Merger Agreement.
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
The Company concluded that the Preferred Distribution (an initial put option) is an embedded derivative liability because the right to receive the Preferred Distribution will not transfer with any shares of common stock sold by bet365 Investor. The fair value of the derivative liability associated with shares already sold to bet365 Investor was $1.1 million and $0.9 million at September 30, 2019 and December 31, 2018, respectively.
The Company also concluded the ability to purchase the remaining shares under the bet365 Common Stock Purchase Agreement is a freestanding contingent forward instrument. The fair value of this instrument was approximately $0.6 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively, net of the derivative liability (contingent put option) of approximately $0.5 million and $0.4 million, respectively, for the right associated with the remaining shares to also receive the Preferred Distribution.
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
On August 26, 2019, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 150 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $15 million, resulting in net proceeds to the Company (after deducting an approximately $150,000 funding fee due to KH) of $14.8 million.
On September 23, 2019, under the terms of the KH Series F Preferred Stock Commitment, the Company and KH entered into a subscription agreement, pursuant to which KH purchased 75 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $7.5 million, resulting in net proceeds to the Company (after deducting an approximately $75,000 funding fee due to KH) of $7.4 million.
Series B Preferred Stock
Quarterly payments in the amount of $32,087 were made on April 2, 2019, July 1, 2019 and October 1, 2019 for the first three quarters of 2019 and quarterly payments in the amount of $32,087 were made on April 2, 2018, July 2, 2018 and October 1, 2018 for the first three quarters of 2018.
Warrants
As of September 30, 2019 and December 31, 2018, respectively, there were outstanding warrants to purchase an aggregate of approximately 133,300 shares of Empire’s common stock at $30.00 per share with an expiration date of May 10, 2020 and warrants to purchase 60,000 shares of common stock at $81.50 per share with an expiration date of March 15, 2025.
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
Note J. Concentration
As of September 30, 2019, the Company had one marker receivable which represented more than 10% of the total net outstanding accounts receivable.
As of December 31, 2018, the Company had no receivable which represented more than 10% of the total net outstanding accounts receivable.

Note K. Related Party Transactions

Merger
On August 18, 2019, the Company entered into the Merger Agreement, whereby Merger Sub will merge into the Company, with the Company surviving as a subsidiary of Parent. Parent and Merger Sub are affiliates of Kien Huat and GenM.
In connection with the execution of the Merger Agreement, Kien Huat entered into a voting agreement (the “Voting Agreement”) with the Company pursuant to which Kein Huat has agreed to vote its shares in the Company in favor of the Merger and the adoption of the Merger Agreement, subject to the limitations set forth in the Voting Agreement.

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
On May 15, 2019, in accordance with the Kien Huat Commitment Letter Amendment, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 270 shares of Series F Preferred Stock for an aggregate purchase price of $27 million, resulting in net proceeds to the Company (after deducting an approximately $270,000 funding fee due to Kien Huat) of $26.7 million.
On June 17, 2019, in accordance with the Kien Huat Commitment Letter Amendment, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 150 shares of Series F Preferred Stock for an aggregate purchase price of $15 million, resulting in net proceeds to the Company (after deducting an approximately $150,000 funding fee due to Kien Huat) of $14.8 million.

On August 26, 2019, in accordance with the Kien Huat Commitment Letter Amendment, the Company and Kien Huat entered into a subscription agreement to purchase an aggregate 150 shares of Series F Preferred Stock for an aggregate purchase price of $15 million, resulting in net proceeds to the Company (after deducting an approximately $150,000 funding fee due to Kien Huat) of $14.8 million.
On August 18, 2019, the Company and Kien Huat entered into an amendment to the 2018 Kien Huat Preferred Stock Commitment Letter (the "Kien Huat Commitment Letter Second Amendment") to accelerate the schedule on which Kien Huat committed to purchase additional shares of Series F Preferred Stock. Pursuant to the Kien Huat Commitment Letter Second Amendment, Kien Huat agreed as follows: (i) to increase its aggregate purchase commitment to up to $151 million from $126 million; (ii) to purchase up to $7.5 million no earlier than September 15, 2019; (iii) to purchase up to $7.5 million no earlier than October 15, 2019; and (iv) to purchase up to $10 million no earlier than February 15, 2020, respectively. Accordingly, Kien Huat extended its commitment to purchase up to the full Commitment Amount from November 15, 2019 to February 15, 2020. Other than the extension of the schedule pursuant to which Kien Huat would purchase up to the Commitment Amount and the increase of the full Commitment Amount to $151 million, all other terms of the 2018 Kien Huat Preferred Stock Commitment Letter remain unchanged.
On September 23, 2019, under the terms of the Kien Huat Commitment Letter Second Amendment, the Company and Kien Huat entered into a subscription agreement, pursuant to which Kien Huat purchased 75 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $7.5 million, resulting in net proceeds to the Company (after deducting an approximately $75,000 funding fee due to Kien Huat) of $7.4 million.
In connection with the execution of the Merger Agreement, the Board and Kien Huat, in its capacity as the Company’s majority stockholder, approved an amendment to the Amended and Restated Certificate of the Designations, Powers and Preferences and Rights of the Series F Preferred Stock, which was filed with the Secretary of State of the State of Delaware on September 30, 2019 (the “Amended Certificate of Designations”). The Amended Certificate of Designations, among other things, increased the amount of authorized Series F Preferred Stock and excluded certain events, including the Merger, from being considered a “Change of Control Transaction”.
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
The initial term of the RWS License Agreement will expire on December 31, 2027, and will be extended automatically for additional terms of 12 months each, up to a maximum of 39 additional terms, unless either of the parties provides notice to terminate the RWS License Agreement or upon the mutual written consent of both parties. Beginning on the date on which the Casino opened to the public, Montreign Operating pays to RWS a fee equivalent to a percentage of Net Revenue (as such term is defined in the RWS License Agreement) generated in each calendar year from (i) all activity at the Casino, (ii) each specific use of the RWS Licensed Marks in The Alder or golf course and (iii) each specific use of the name Resorts World Catskills in connection with online gaming. The percentage of Net Revenue payable as the fee is a low single-digit percentage that will increase incrementally between the third year and sixth year of the term of the RWS License Agreement and will remain a low single-digit percentage during the entire term of the RWS License Agreement. The Company incurred an expense of approximately $0.7 million and $0.5 million for the three-month periods ended September 30, 2019 and 2018, respectively, and an expense of approximately $1.7 million and $1.1 million for the nine-month periods ended September 30, 2019 and 2018, respectively, reflecting the fee payable pursuant to the RWS License Agreement.
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
During the three-month period ended September 30, 2019, the Company paid a total of approximately $1.9 million in fees under the Moelis Special Committee Letter Agreement to Moelis, of which $1.0 million was paid for an opinion letter in connection with the proposed Merger.
Gregg Polle, a former director of the Company, was a Managing Director of Moelis until June 2019. Mr. Polle refrained from participating in the discussion of, and abstained from voting on whether to enter into the 2019 Moelis Letter Agreement and the Moelis Special Committee Letter Agreement.
Note L. Commitments and Contingencies

Legal Proceedings
On October 8, 2019 and October 28, 2019, respectively, two putative class action complaints challenging the Merger were filed in New York State Supreme Court, Sullivan County. The first Sullivan County case is captioned David Mullen v. Empire Resorts, Inc. et al., Index No. E2019-2085 (the “Mullen State Court Litigation”). The second Sullivan County case is captioned Julie Milano v. Empire Resorts, Inc. et al., Index No. E2019-2207 (the “Milano Litigation,” and, collectively with the Mullen State Court Litigation, the “Sullivan County Litigations”). The Sullivan County Litigations allege that the members of the Board breached their fiduciary duties in connection with the negotiation and approval of the Merger Agreement, as well as in authorizing the disclosures made in the Company's preliminary proxy statement filed with the SEC on September 24, 2019. The Sullivan County Litigations further allege that each of the Company, Parent, Merger Sub, Kien Huat, and GenM aided and abetted the Board’s alleged breaches of fiduciary duty. On October 28, 2019, the plaintiff in the Mullen State Court Litigation voluntarily dismissed the Mullen State Court Litigation.
On October 15, 2019, October 18, 2019, and October 29, 2019, respectively, three federal complaints challenging the Merger were filed in the United States District Court for the District of Delaware and the United States District Court for Southern District of New York. The Delaware federal case is captioned Adam Franchi v. Empire Resorts, Inc. et al., Case No. 1:19-cv-01947-RGA (the “Franchi Litigation”) and the two New York federal cases are captioned David Mullen v. Empire Resorts, Inc. et al., Case No. 1:19-cv-09632-LAK (the “Mullen Federal Litigation” and Harold Litwin v. Empire Resorts, Inc. et al., Case No. 1:19-cv-10026 (the “Litwin Litigation,” and, collectively with the Franchi Litigation, the Milano Litigation, and the Mullen Federal Litigation, the “Merger Litigations”). In the Franchi Litigation, Mullen Federal Litigation, and Litwin Litigation, each plaintiff asserts claims against the Company and certain members of the Board under Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, as well as Section 20(a) of the Exchange Act. Each plaintiff alleges that the Company’s definitive proxy statement, filed with the SEC on October 11, 2019, was misleading and omitted certain information with respect to the Merger.

Each of the Merger Litigations seeks, among other things, to enjoin the Merger and recover damages, as well as an award of the plaintiffs’ attorneys’ fees and costs of the litigation. The defendants deny all such allegations and believe the Merger Litigations are without merit. Furthermore, the defendants believe that the disclosures in the Preliminary Proxy and the Proxy Statement are adequate under the law. However, to alleviate the costs, risks and uncertainties inherent in litigation and provide additional information to its stockholders, on November 6, 2019, the Company entered into a Memorandum of Understanding (“MOU”) with the plaintiffs of the Milano, Franchi, and Litwin Litigations, pursuant to which such plaintiffs agreed to voluntarily dismiss their respective complaints on or before November 11, 2019, subject to the Company’s filing of certain supplemental disclosures. On November 6, 2019, the Company filed with the SEC a Current Report on Form 8-K, which contained the supplemental disclosures as set forth in the MOU. Accordingly, the Company expects the Milano, Franchi, and Litwin Litigation plaintiffs to voluntarily dismiss their respective complaints on or before November 11, 2019.
With respect to the Mullen Federal Litigation and, if they are not voluntarily dismissed on or before November 11, 2019 in accordance with the MOU, the other Merger Litigations, the defendants plan to defend against all claims stated therein.
The Company is also a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on our consolidated financial position, results of operations or cash flows.

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

The following table represents the components of lease expenses for the three-month and nine-month periods ended September 30, 2019:

		Three months ended	Nine months ended
Lease expense	Classification	September 30, 2019	September 30, 2019
		(in thousands)	(in thousands)
Operating lease cost	Gaming expense or SG&A expense	$2,971	$8,658

Variable lease cost:	Gaming expense or SG&A expense	973	2,043
Net lease cost (1)		$3,944	$10,701
(1) Net lease cost does not include short-term leases, none of which are material.

The schedule below lists the Company's lease terms and discount rates as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term (years)

Operating leases	13.00

Weighted-average discount rate

Operating leases	12.26%

Supplemental condensed consolidated balance sheet information related to leases at September 30, 2019 is presented below:

Leases	Classification	September 30, 2019
Assets		(in thousands)
Operating lease ROU assets	Other assets (non-current)	$63,000

Total leased assets		$63,000

Liabilities
Operating	Other long-term liabilities	$74,518

Total lease liabilities		$74,518
The Company's lease liability maturities at September 30, 2019 were as follows:

Operating
Period	Leases
(in thousands)
2019 (remaining of year)	$2,213
2020	8,940
2021	8,487
2022	8,400
2023	8,400
Thereafter	353,357
Total lease payments	389,797
Less: Imputed interest	315,279
Total lease liabilities	$74,518

Supplemental cash flow and other information related to leases for the nine-month period ended September 30, 2019 is presented below:

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(144)

Note M. Subsequent Events
On October 30, 2019, under the terms of the Kien Huat Commitment Letter Second Amendment, the Company and Kien Huat entered into a subscription agreement, pursuant to which Kien Huat purchased 75 shares of the Company's Series F Preferred Stock for an aggregate purchase price of $7.5 million, resulting in net proceeds to the Company (after deducting an approximately $75,000 funding fee due to Kien Huat) of $7.4 million.

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
On August 21, 2019, Montreign Operating received from the New York State Gaming Commission (the "NYSGC") a license to operate a sports pool at the Casino. The Casino began its retail sportsbook operations upon receipt of such license.
Through our wholly-owned subsidiary, Monticello Raceway Management, Inc. ("MRMI"), we own and operate Monticello Raceway, which began racing operations in 1958 in Monticello, New York, which is proximate to the Casino. The video gaming machine ("VGM") operations and food and beverage service at Monticello Raceway ceased on April 23, 2019. We generate racing revenues through pari-mutuel wagering on the running of live harness horse races, the import simulcasting of harness and thoroughbred horse races from racetracks across the country and internationally, and the export simulcasting of our races to offsite pari-mutuel wagering facilities. In a letter dated October 8, 2019, the NYSGC approved MRMI's race dates for the months of November and December 2019.
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

Merger
On August 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Hercules Topco LLC, a Delaware limited liability company (“Parent”), and Hercules Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Merger Sub will merge into the Company (the "Merger"), with the Company surviving as a subsidiary of Parent . Parent and Merger Sub are affiliates of Kien Huat Realty III LImited ("Kien Huat") and Genting Malaysia Berhard (“GenM”). The Company has set November 13, 2019 as the date for a special meeting of stockholders (the "Special Meeting"), at which the stockholders will be asked to consider and vote upon a proposal to approve the Merger, among other things. If approved by stockholders at the Special Meeting, and all other conditions to the Merger are satisfied or waived, the Merger is expected to close in the fourth quarter of 2019. As a result of the Merger, the common stock will be delisted from The Nasdaq Stock Market and deregistered under the Exchange Act of 1934, as amended. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s Common Stock will be converted into the right to receive $9.74 in cash, without interest (the “Common Merger Consideration”), and each issued and outstanding share of the Company’s Series B Preferred Stock will be converted into the right to receive an amount in cash equal to the product of the Common Merger Consideration, multiplied by the number of shares of Common Stock into which such share of Series B Preferred Stock is convertible. In addition, pursuant to the Merger Agreement, at the Effective Time, (i) shares of the Company’s Common Stock or Series F Preferred Stock owned by Kien Huat, GenM or their respective affiliates will remain outstanding, (ii) shares of Common Stock or any series of the Company’s preferred stock owned by the Company or any of its wholly-owned subsidiaries will be canceled and (iii) shares owned by any stockholder who properly exercises appraisal rights under Delaware law will entitle the holder thereof only to such appraisal rights.
In connection with the execution of the Merger Agreement, Kien Huat entered into the Voting Agreement with the Company pursuant to which Kein Huat has agreed to vote its shares in the Company in favor of the Merger and the adoption of the Merger Agreement, subject to the limitations set forth in the Voting Agreement. Under the Voting Agreement, Kien Huat agreed not to transfer any of its shares in the Company, except to certain permitted transferees that agree to join the Voting Agreement. Kien Huat’s obligations under the Voting Agreement will automatically terminate upon the earliest to occur of (i) the mutual agreement of the parties thereto to terminate the Voting Agreement, (ii) the termination of the Merger Agreement in accordance with its terms, or (iii) the Effective Time.

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

Results of Operations - Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table highlights the various sources of revenues and expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Percent Change
	(in thousands, except percentages)
Gaming revenues	$55,264	$48,032	15.1%
Gaming expenses	32,003	36,382	(12.0)%

Racing revenues	1,229	1,368	(10.2)%
Racing expenses	2,877	2,223	29.4%

Food and beverage revenues	7,351	6,417	14.6%
Food and beverage expenses	6,828	7,526	(9.3)%

Room revenues	3,724	2,826	31.8%
Room expenses	2,552	2,662	(4.1)%

Other revenues	1,972	1,921	2.7%
Other expenses	21	43	(51.2)%

Selling, general and administrative expenses	24,515	19,556	25.4%

Development Projects expenses	151	452	N.M.

Depreciation and amortization	10,249	9,441	8.6%

Interest expense	16,717	15,932	4.9%
Gaming Revenues and Expenses
Gaming revenues increased $7.2 million, or 15.1%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $48.0 million to $55.3 million. The increase in gaming revenues was primarily due to increased customer visits and higher hold percentages in the current period, which generated $74.7 million in gross gaming revenues for the three-month period ended September 30, 2019 as compared to $56.9 million for the three-month period ended September 30, 2018. Monticello Raceway generated no gross gaming revenues for the three-month period ended September 30, 2019 as compared to $8.7 million for the three-month period ended September 30, 2018. The decrease in gaming revenues at Monticello Raceway was due to the closure of the VGM facility on April 23, 2019.
Gaming expenses decreased $4.4 million or 12.0%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $36.4 million to $32.0 million. The reduction in gaming expenses was primarily due to the reduction in payroll expenses of $3.1 million for the three-month period ended September 30, 2019 as compared to the prior year period.
Racing Revenues and Expenses
Racing revenues decreased approximately $0.1 million, or 10.2%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018. The decrease in racing revenues was primarily due to a decrease in racing simulcast revenues as compared to the three-month period ended September 30, 2018. Racing expenses increased $0.7 million, or 29.4%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $2.2 million to $2.9 million. The increase was due to larger purse contributions required by New York State due to the closure of the VGM facility at MRMI.

Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $0.9 million, or 14.6%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from approximately $6.4 million to $7.4 million due to the increase in customer visits and dollars spent per visit as compared to the prior year period, along with the opening of the Dos Gatos mexican restaurant in January 2019. Food and beverage expenses decreased $0.7 million, or 9.3%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2018, from $7.5 million to $6.8 million. The decrease in food and beverage expenses was primarily due to a decrease in payroll costs for the three-month period as compared to the prior period.
Room Revenues and Expenses
Room revenues increased approximately $0.9 million, or 31.8%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from approximately $2.8 million to $3.7 million primarily due to the increased occupancy rate in the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, along with the opening of The Alder in January 2019 . Room expenses decreased $0.1 million, or 4.1%, for the three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2018, from $2.7 million to $2.6 million. The decrease was primarily due lower labor costs as compared to the prior period, which were partially offset by higher laundry and amenity costs due to the increase in occupancy rates as compared to the prior period.
Other Revenues and Expenses
Other revenues are primarily due to ATM revenues at the Casino, as well as retail sales and spa revenues. Other revenues increased by approximately $0.1 million, or 2.7%, during the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from approximately $1.9 million to approximately $2.0 million, primarily due to an increase in ATM revenues along with higher retail store and spa revenues at the Casino. Other expenses decreased by approximately $22,000, during the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from approximately $43,000 to $21,000, primarily due to the closure of the VGM facility at Monticello Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $5.0 million, or 25.4%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $19.6 million to $24.5 million. The increase in SG&A expenses was primarily due to an increase in legal and consulting fees, group insurance expenses, marketing expense and branding fees (due to higher revenues), as compared to the prior three-month period in 2018, which were partially offset by lower payroll expenses in the 2019 period.
Development Projects Expenses
Development Projects expenses decreased by $0.3 million for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $0.5 million to $0.2 million. The decrease was primarily due to the substantial completion of the Casino and The Alder. Development costs associated with the Casino and The Alder ceased to be capitalized upon the substantial completion of both projects on March 31, 2018 and January 1, 2019, respectively. As of September 30, 2019, the Casino and The Alder are substantially complete and open. The Company is also currently constructing the Golf Course Project. Costs associated with the Golf Course Project are primarily capitalized and are included in "Capitalized Development Projects costs" on the condensed consolidated balance sheets.
Depreciation and amortization
Depreciation and amortization expense increased $0.8 million, or 8.6%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $9.4 million to $10.2 million. The increase in depreciation expense of $0.6 million was primarily driven by the fixed assets placed in service for The Alder, which was completed in December 2018. Amortization of the Gaming Facility License remained unchanged at approximately $1.6 million for both three-month periods ended September 30, 2019 and 2018.
Interest expense
Interest expense increased $0.8 million, or 4.9%, for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, from $15.9 million to $16.7 million. The increase in interest expense was primarily due to the higher balances outstanding on the Term Loan Facility and the Term Revolver for the 2019 period as compared to the 2018 period. Montreign Operating paid a commitment fee to each Term A Loan lender equal to the undrawn amount of such lender’s commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018, which was included in interest expense during the three-month period ended September 30, 2018.

Results of Operations - Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The following table highlights the various sources of revenues and expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Percent Change
	(in thousands, except percentages)
Gaming revenues	$145,748	$116,987	24.6%
Gaming expenses	101,850	92,180	10.5%

Racing revenues	3,728	3,926	(5.0)%
Racing expenses	7,950	5,948	33.7%

Food and beverage revenues	22,611	13,536	67.0%
Food and beverage expenses	22,275	17,123	30.1%

Room revenues	9,137	5,284	72.9%
Room expenses	7,631	5,622	35.7%

Other revenues	6,004	4,096	46.6%
Other expenses	45	154	(70.8)%

Selling, general and administrative expenses	64,573	50,121	28.8%

Development Projects expenses	254	12,084	N.M.

Depreciation and amortization	30,804	24,531	25.6%

Interest expense	51,217	33,385	53.4%
Gaming Revenues and Expenses
Gaming revenues increased $28.8 million, or 24.6%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $117.0 million to $145.7 million. The increase in gaming revenues was primarily due to increased customer visits and higher hold percentages in the current period, which generated $194.3 million in gross gaming revenues for the nine-month period ended September 30, 2019 as compared to $131.5 million for the nine-month period ended September 30, 2018. Monticello Raceway generated $26.0 million in gross gaming revenues for the nine-month period ended September 30, 2018 as compared to $6.0 million for the nine-month period ended September 30, 2019. The decrease in gaming revenues at Monticello Raceway was primarily due to the cessation of gaming operations on April 23, 2019.
Gaming expenses increased $9.7 million, or 10.5%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $92.2 million to $101.9 million. The increase in gaming expenses was primarily due to the higher revenues generated by the Casino, which caused gaming taxes to increase $5.4 million and payroll expenses to increase $3.3 million over the prior year period.
Racing Revenues and Expenses
Racing revenues decreased approximately $0.2 million, or 5.0%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018. The decrease in racing revenues was primarily due to a decrease in racing simulcast revenues as compared to the nine-month period ended September 30, 2018. Racing expenses increased $2.0 million, or 33.7%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $5.9 million to $7.9 million. The increase in racing expenses was primarily due to higher purse contributions required by New York State.

Food and Beverage Revenues and Expenses
Food and beverage revenues increased approximately $9.1 million, or 67.0%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from approximately $13.5 million to $22.6 million due to increased customer visits and dollars spent per visit in the current period as compared to the prior year period, along with increase in revenues from the opening of Dos Gatos restaurant in January 2019 and the phased opening of Casino restaurants during 2018. Food and beverage expenses increased $5.2 million, or 30.1%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2018, from $17.1 million to $22.3 million. The increase was primarily due to the increase in revenues, which resulted in higher costs for food, beverage and supplies, as well as payroll expense.
Room Revenues and Expenses
Room revenues increased approximately $3.9 million, or 72.9%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from approximately $5.3 million to $9.1 million primarily due to the increased occupancy rate in the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018. Room expenses increased $2.0 million, or 35.7%, for the nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2018, from $5.6 million to $7.6 million. The increase was primarily due to the opening of the Casino hotel on February 8, 2018 and The Alder on January 1, 2019, which resulted in more room availability during the 2019 period along with the attendant additional payroll and benefit expenses for these facilities.
Other Revenues and Expenses
Other revenues primarily include ATM revenues at the Casino, as well as retail sales and spa revenues. Other revenues increased by approximately $1.9 million, or 46.6%, during the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from approximately $4.1 million to approximately $6.0 million, primarily due to an increase in ATM revenues along with the opening of the retail store and spa at the Casino. Other expenses decreased by approximately $0.1 million, or 70.8%, during the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from approximately $154,000 to approximately $45,000 due to the closure of the VGM facility at Monticello Raceway.
Selling General and Administrative (“SG&A”)
SG&A expenses increased $14.5 million, or 28.8%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $50.1 million to $64.6 million. The increase in SG&A expenses was primarily due to an increase in payroll and benefits due to increased legal and consulting fees, employee count, group insurance expenses, marketing expenses and branding fees (due to increased revenues), as compared to the prior year nine-month period in 2018. SG&A expenses for the nine-month period ended September 30, 2018 included $4.9 million of stock-based expense related to the MHHA Agreement.
Development Projects Expenses
Development Projects expenses decreased by $11.8 million for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $12.1 million to $0.3 million. Development costs associated with the Casino and The Alder ceased to be capitalized upon the substantial completion of both projects on March 31, 2018 and January 1, 2019, respectively. The Company is also currently constructing the Golf Course Project and expensed approximately $0.3 million as Development Projects costs in the current period. Costs associated with the Golf Course Project are primarily capitalized and are included in "Capitalized Development Projects costs" on the condensed consolidated balance sheets.
Depreciation and amortization
Depreciation and amortization expense increased $6.3 million, or 25.6%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $24.5 million to $30.8 million. The increase in depreciation expense of $5.7 million or 28.3% was primarily driven by the depreciation of the fixed assets placed in service for the Casino, due to the opening of the property in February 2018 and The Alder which was completed in December 2018. Amortization of the Gaming Facility License increased by approximately $0.5 million, or 12.5%, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, from $4.2 million to $4.7 million.
Interest expense
Interest expense increased $17.8 million, or 53.4%, for the nine-month period ended September 30,2019 as compared to the nine-month period ended September 30, 2018, from $33.4 million to $51.2 million. The increase in interest expense was primarily due to the higher balances outstanding on the Term Loan Facility and the Term Revolver for the 2019 period as compared to the 2018 period. Montreign Operating paid an aggregate commitment fee of $1.6 million to the Term A Loan lenders, which is equal to the undrawn amount of the lenders’ commitment multiplied by a rate equal to 5.0% per annum through July 24, 2018, which was included in interest expense during the nine-month period ended September 30, 2018.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat Realty III Limited (“Kien Huat”), the Company’s largest stockholder. On July 25, 2019, the Special Committee of the Company’s Board of Directors (the "Board") received a letter from Kien Huat (the “Kien Huat 13D Letter”) indicating that, as of the date of the letter, Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the 2018 Kien Huat Preferred Stock Commitment Letter (as defined and discussed below) while the Company remains a public company.  Subsequently, on August 5, 2019, the Special Committee of the Board received a non-binding proposal letter from Kien Huat and Genting Malaysia Berhad, a public limited liability company incorporated in Malaysia ("Genting Malaysia") and an affiliate of Kien Huat (the "Proposal Letter"). Pursuant to the Proposal Letter, Kien Huat and Genting Malaysia submitted a non-binding proposal to acquire all outstanding equity of the Company not already owned by Kien Huat or its affiliates for $9.74 per share of common stock, with each share of the Company’s Series B Preferred Stock receiving the same consideration on an as-converted basis.
On August 18, 2019, the Company entered into the Merger Agreement with affiliates of Kien Huat and GenM, as a result of which the Company will no longer be a public company. Stockholders will be asked to consider and vote upon a proposal to approve the Merger Agreement at the Special Meeting. If approved by stockholders at the Special Meeting, and all other conditions to the Merger are satisfied or waived, the Merger is expected to close in the fourth quarter of 2019. If the Merger is not consummated within the anticipated time frame, our ability to continue as a going concern will be materially adversely affected.
We are currently generating operating losses as the Casino revenues have not exceeded the costs related to the Casino since its opening in February 2018. We believe that our current cash, cash equivalents, cash generated from operations and the available funding pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter will provide sufficient liquidity to fund our operations, the expected costs of the Golf Course Project and our anticipated debt service requirements into the first quarter 2020. This projection is based on our current expectations regarding cost structure, cash burn rate and operating assumptions. Accordingly, the accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and assumes the Company will continue as a going concern.
Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or refinance our indebtedness as it matures. We were in compliance with, or obtained waivers of, all of the obligations and covenants in our existing debt agreements as of September 30, 2019. Furthermore, we will be in compliance with, or obtained waivers of, all of the obligations and covenants in our existing debt agreements measured as of September 30, 2019 after making a specified equity contribution in the range of $12 million to $14 million pursuant to the Term Loan Agreement and Revolving Credit Agreement. We can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the lenders, if necessary.
If the Company determines not to make a specified equity contribution, or interest and principal payments as they become due, unless the lenders under the Term Loan Facility and Revolving Credit Facility waive or eliminate the financial covenants, or otherwise restructure our existing debt agreements, Montreign Operating will be in default under these agreements and the lenders under such agreements can immediately declare all loans due and payable. Furthermore, the Company will be in breach of the Merger Agreement. Any such acceleration of the maturity of Montreign Operating's debt obligations would permit the holders of the Term Loan and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under our other existing debt agreements. If the Merger Agreement is terminated by Parent as a result of a breach of covenants relating to maintaining compliance with the terms of its existing debt obligations, the Company will be required to pay a termination fee of $1.75 million. If the lenders and/or other counterparties demand immediate repayment of all of its obligations, Montreign Operating would likely be unable to pay all such obligations. If the Merger is not consummated, we anticipate that in the near term we will seek to pursue one of the alternatives described above, which may include a restructuring of our existing debt and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to make reductions in our cost structure. There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities.
Given our continuing negative cash flows from operations, and in order to meet our expected cash needs for the next 12 months and over the longer term, we will be required to obtain additional liquidity sources or possibly restructure our existing debt and other obligations, if the Merger is not consummated. If acceptable terms of a restructuring cannot be accomplished, we may not have enough cash and working capital to fund the operations, and satisfy the obligations of, Montreign Operating beyond the near term, which raises substantial doubt about our ability to continue as a going concern. As a result, we may be required to seek to implement an in-court proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) with respect to Montreign Operating and its subsidiaries, which own and operate the Casino, The Alder and the Golf Course Project. If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of Montreign Operating's existing debt terms before presenting these arrangements to the bankruptcy court for approval. An in-court restructuring proceeding would cause a default on our debt with our current lenders. If the Merger is not consummated, and depending on if and when the Special Committee and the Board determine to pursue this course of action, Empire, the parent entity of the Company, could continue operations and satisfy liabilities and commitments in the normal course of business for the next 12 months based on existing sources of financing and liquidity.
See "Note A" in Part I and “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for a discussion of the risks related to our liquidity and capital structure.
Cash Flows
Net cash used in operating activities was approximately $61.1 million and $42.3 million for the nine-month periods ended September 30, 2019 and 2018, respectively. We are currently generating operating losses as Casino revenues have not yet exceeded the Company's fixed costs related to the Casino. We incurred $12.1 million of Development Projects costs during the nine-month period ended September 30, 2018. The decrease in cash flow for the nine-month period ended September 30, 2019 was primarily due to the impact of the net operating loss for the period along with the seasonal increase in accounts receivable.
The Casino opened to the public in February 2018. For the nine-month period ended September 30, 2019, the winter weather pattern was milder than usual, which resulted in greater customer visits than expected and higher revenues than anticipated. In addition, the Company increased its promotional activity during the 2019 period, which received a favorable response from its customers resulting in higher revenues. Greater frequency of visits to the Casino by patrons has resulted in higher occupancy rates at the Company's hotels and restaurants for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018. As a result, net revenues increased from $143.8 million to $187.2 million for the nine-month periods ended September 30, 2018 and September 30, 2019, respectively.
Net cash used in investing activities was approximately $21.1 million and $20.3 million during the nine-month periods ended September 30, 2019 and 2018, respectively. The increase in net cash used for the nine-month period ended September 30, 2019 as compared to 2018 was due primarily to the purchase of property and equipment and the increase in capitalized Development Costs during the 2019 period. Property and equipment expenditures of $10.6 million and payments for capitalized Development Projects costs of $10.5 million occurred during the 2019 period. The Golf Course Project is the only current ongoing project as of September 30, 2019. During the nine-month period ended September 30, 2018, the Company realized $94.5 million of net proceeds from the redemption of restricted investments for the Development Projects and incurred $148.8 million of capitalized Development Project costs. Also during the nine-month period ended September 30, 2018, the Company received a refund of $35.0 million from cash collateral bonds required to be posted upon construction of the Development Projects.
Net cash provided by financing activities was approximately $62.5 million and $92.6 million during the nine-month periods ended September 30, 2019 and 2018, respectively. During 2019, the Company issued five tranches totaling approximately $83.7 million of redeemable Series F Preferred Stock to Kien Huat. The Company repaid approximately $10.4 million of equipment loans and an additional $10.5 million of Term A and Term B Loans during the nine-month period ended September 30, 2019. At September 30, 2019, the Company had approximately $9.9 million of equipment loans outstanding for the purchase of slot machines, equipment and software for the Casino. Approximately $15.0 million was borrowed under the Revolving Credit Facility (as defined below), $20.0 million was borrowed under the Kien Huat Subordinate Loan, $2.0 million was borrowed under the Bangkok Bank Loan and $70.0 million was borrowed under the Term Loan Facility during the nine-month period ended September 30, 2018. The Company repaid approximately $7.0 million of equipment loans and an additional $5.8 million of Term A and Term B Loans during the nine-month period ended September 30, 2018. During the nine-month period ended September 30, 2018, restricted stock grants of certain executives vested, resulted in $1.0 million of income tax withholding taxes paid by the Company in exchange for the surrender of a portion of the vested shares.
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
As of September 30, 2019, the Company had incurred an aggregate total of $927.6 million related to the Development Projects, including $764.0 million of capitalized Development Projects costs, of which $699.0 million was reclassified to property and equipment upon the opening of the Casino and The Alder, $68.6 million of interest expense related to bank debt for the Development

Projects, $51.0 million for the Gaming Facility License and $44.0 million of debt issuance costs related to the Development Projects.
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
The Term Loan Agreement provides Montreign Operating with senior secured first lien term loans consisting of $70 million of Term A Loans and $450 million of Term B Loans. The obligations of Montreign Operating under the Term Loan Facility are guaranteed by the Project Parties and are secured by security interests in substantially all of the assets of the Project Parties, as well as by a pledge of the membership interests in Montreign Operating. At September 30, 2019 and December 31, 2018, the interest rate on the Term A Loan was 7.12% and 7.68%, respectively. At September 30, 2019 and December 31, 2018, the interest rate on the Term B Loan was 10.37% and 10.96%, respectively. As of September 30, 2019 and December 31, 2018, approximately $57.7 million and $64.8 million, respectively, was outstanding under the Term A Loan, and approximately, $443.2 million and $446.6 million,respectively, was outstanding under the Term B Loan.
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
The Term Loan Agreement contains representations and warranties, customary events of default, and affirmative, negative and financial covenants, including that the Company maintain compliance with a maximum first lien net leverage ratio not to exceed 5.0:1.0, a minimum interest coverage ratio not to exceed 2.0:1.0 and a consolidated capital expenditure covenant not to exceed $10 million of eligible expenses in any calendar year. The financial covenants relating to the maximum first lien leverage ratio and the minimum interest coverage ratio were measured beginning in the current quarter ending on September 30, 2019. The Company is allowed to add back pro forma EBITDA in the amount of $108.4 million, $77.5 million and $39.4 million, respectively, in each of the first three testing quarters, respectively. In addition, the Company has a right to cure any covenant defaults through the use of specified equity contributions during the first three quarters tested for covenant compliance. Additionally, excess cash flow, as such term is defined in the Term Loan Agreement, must be applied towards repayment of the Term Loan Facility commencing with the fiscal year in which the "full opening" of the Casino occurs. As of September 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of September 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $20 million to $24 million.
Revolving Credit Facility
At September 30, 2019, Montreign Operating's revolving credit facility (the "Revolving Credit Facility") consisted of $15 million of outstanding borrowings. The Revolving Credit Facility provides for loans or other extensions of credit to be made to Montreign Operating in an aggregate principal amount of up to $15 million (including a letter of credit sub-facility of $10 million) pursuant to the terms of the Revolving Credit Agreement, among Montreign Operating, the lenders from time to time party thereto, and Fifth Third Bank, as administrative agent (as amended, the "Revolving Credit Agreement"). The proceeds of the Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The Revolving Credit Facility will mature on January 24, 2022. At September 30, 2019, the interest rate on borrowings under the Revolving Credit Facility was 7.12%.
The Revolving Credit Facility is guaranteed by the Project Parties and is secured by security interests in substantially all the real and personal property of the Project Parties and by a pledge of all the membership interests of Montreign Operating held by Montreign Holding.

The Revolving Credit Facility contains representations and warranties, customary events of default, and affirmative, negative and financial covenants substantially similar to the terms of the Term Loan Agreement. Mandatory prepayments of the Revolving Credit Facility will be required upon the occurrence of certain events, including sales of certain assets, casualty events and the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. As of September 30, 2019, the Company was in compliance with all applicable covenant requirements under the Term Loan Facility. In addition, the Company will be in compliance with all applicable covenant requirements measured as of September 30, 2019 under the Term Loan Facility after giving effect to a specified equity contribution in the range of $12 million to $14 million.
Bangkok Bank Loan
At September 30, 2019, the Delayed Draw Term Loan, as amended (the "Bangkok Bank Loan") consisted of $20 million of outstanding borrowings pursuant to the Delayed Draw Term Loan Credit Agreement (the “Bangkok Bank Loan Agreement”), among Empire, Bangkok Bank PCL, New York Branch (“Bangkok Bank”), as lender, and MRMI, as guarantor.
The Bangkok Bank Loan will mature on December 28, 2019. Interest accrues on outstanding borrowings under the Bangkok Bank Loan at a rate equal to LIBOR plus 6.25%, or an alternate base rate plus 5.25% per annum. At September 30, 2019, the interest rate on the Bangkok Bank Loan was 8.37%. The Bangkok Bank Loan was amended (the "Bangkok Bank Loan Amendment") on June 25, 2018 concurrently with the execution of the Kien Huat Subordinate Loan Agreement (which is defined and discussed in Note H below). The Bangkok Bank Loan Amendment permitted the Company to incur the Kien Huat Subordinate Loan.
On September 30, 2019, the Company entered into a Limited Waiver and Second Amendment to the Bangkok Bank Loan Agreement (the “Bangkok Bank Loan Second Amendment”) with MRMI and Bangkok Bank to amend the Bangkok Bank Loan Agreement. Pursuant to the Bangkok Bank Loan Second Amendment, the parties agreed to waive a potential event of default relating to the total leverage ratio covenant measured as of September 30, 2019. In addition, pursuant to the Bangkok Bank Loan Second Amendment, the covenant concerning mergers and consolidations was amended to specifically permit the Merger. The Company also agreed to prepay all interest due on the Bangkok Bank Loan from October 1, 2019 through December 30, 2019 in the amount of approximately $422,000. Further, the Company agreed to pay an amendment and waiver fee of $5,000 to Bangkok Bank.
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
Kien Huat Backstop Loan Agreement
Concurrently with and as a condition to the closing of the Bangkok Bank Loan Agreement, on December 28, 2017, Empire and Kien Huat entered into a loan agreement (the “Kien Huat Backstop Loan Agreement”), providing for loans to Empire in an aggregate principal amount of up to $20 million (the “Kien Huat Backstop Loan”). Any amounts borrowed under the Kien Huat Backstop Loan will be used exclusively to make payments required under the Bangkok Bank Loan Agreement and will mature on the one-year anniversary of the Maturity Date of the Bangkok Bank Loan, or such earlier date that the Bangkok Bank Loan is terminated. As of September 30, 2019, no amounts had been borrowed under the Kien Huat Backstop Loan.
Equipment Loan Agreements
The Company has entered into several long-term financing agreements related to the purchase of its slot machines, equipment and software for the Casino' s hotel, information technology and other operations. The original amount financed was approximately $31.1 million and the terms of these agreements run between six and 36 months. The balances outstanding at September 30, 2019 and December 31, 2018 were approximately $9.9 million and $20.4 million, respectively. The stated interest rates for these loans are between zero and eight percent per annum. The Company has imputed interest on several equipment loans with stated interest rates of 0%, using the Company's cost of funds rate of approximately 10%. The weighted average of the monthly repayments is approximately $1.0 million.

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
On August 18, 2019, the Company and Kien Huat entered into an amendment to the 2018 Kien Huat Preferred Stock Commitment Letter (the "Kien Huat Commitment Letter Amendment") to accelerate the schedule on which Kien Huat will purchase additional shares of Series F Preferred Stock. In particular, pursuant to the Kien Huat Commitment Letter Amendment, Kien Huat agreed as follows: (i) to increase its commitment to purchase up to $151 million from the $126 million under the previous Kien Huat Commitment Letter Amendment; (ii) to purchase up to $7.5 million no earlier than September 15, 2019; (iii) to purchase up to $7.5 million no earlier than October 15, 2019; and (iv) to purchase up to $10 million no earlier than February 15, 2020, respectively. Accordingly, Kien Huat extended its commitment to purchase up to the full Commitment Amount from November 15, 2019 to February 15, 2020. Other than the extension of the schedule pursuant to which Kien Huat would purchase up to the Commitment Amount and the increase of the full Commitment Amount to $151 million, all other terms of the 2018 Kien Huat Preferred Stock Commitment Letter remain unchanged.
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
On each of November 13, 2018, February 20, 2019, May 15, 2019, June 17, 2019, August 26, 2019, September 23, 2019 and October 30, 2019, the Company and Kien Huat entered into subscription agreements to purchase an aggregate of 1,040 shares of Series F Preferred Stock for an aggregate purchase price of $104 million, resulting in net proceeds to the Company (after deducting an approximately $1.0 million funding fee due to Kien Huat) of approximately $103.0 million.
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

Contractual Obligations

The table below lists the payment commitments of the Company as of September 30, 2019.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Years 6 - 40
Casino Lease (a)	$371,999	$7,500	$15,950	$16,200	$332,349
Golf Course Lease (b)	7,950	63	300	300	7,287
Entertainment Project Lease (c)	8,171	150	300	300	7,421
Term A Loan (d)	65,580	14,621	50,959	—	—
Term B Loan (e)	599,495	50,547	100,372	448,576
Equipment Loans (f)	9,875	7,824	2,051	—	—
Bangkok Bank Loan (g)	20,414	20,414	—	—	—
Operating leases (h)	1,739	1,236	503	—	—
Revolving Credit Facility (i)	17,623	1,187	16,436	—	—
Kien Huat Subordinate Loan (j)	39,725	—	39,725	—	—
Total	$1,142,571	$103,542	$226,596	$465,376	$347,057

(a)	Annual fixed rent payments under the Casino Lease are $625,000 per month, escalating every five years by 8% through the end of the lease term.

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

(d)	The Term A Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at September 30, 2019.

(e)	The Term B Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at September 30, 2019.

(f)
Equipment loan payments primarily for the purchase of slot machines, software and other equipment for the Casino. The repayment period terms are between 24 and 36 months. These amounts include interest payments.

(g)	The Bangkok Bank Loan is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at September 30, 2019.

(h)	Operating lease payments for the short-term lease of slot machines, copiers and other Casino equipment. The lease periods extend from six months to 36 months.

(i)	The Revolving Credit Facility is a variable rate instrument. The payments reflected above include principal amounts and interest payments based on the interest rate at September 30, 2019.

(j)	The Kien Huat Subordinate Note includes accrued cumulative compounded interest and matures on December 20, 2020.

Off-balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The interest rate on the Term B Loan entered into on January 24, 2017 had a variable component based on one-month LIBOR. However, the Interest Rate Cap entered into in July 2019 provides a limit on our exposure to increases in three-month LIBOR from July 31, 2019 through July 31, 2020 for our Term A and B Loan balances. The Company had approximately $57.7 million of Term A Loans and approximately $443.2 million of Term B Loans outstanding at September 30, 2019. The interest rate on the Term A Loan contains a variable component based on three-month LIBOR. The Company had $15.0 million outstanding under the Revolving Credit Facility at September 30, 2019. The interest rate on the Revolving Credit Facility Loans had a variable component based on three-month LIBOR. In addition, the Company had $20.0 million of delayed draw term loans outstanding at September 30, 2019 under the Bangkok Bank Loan. The Bangkok Bank Loan matures on December 28, 2019. The interest rate on the Bangkok Bank Loan entered into on December 28, 2017 had a variable component based on one-month LIBOR. Accordingly, based on outstanding borrowings at September 30, 2019, a one-point increase in LIBOR would increase interest expense (prior to interest capitalization) by approximately $2.8 million for the next 12-month period ending September 30, 2020.

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
We carried out an evaluation as of September 30, 2019 under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  - Other Information

Item 1.	Legal Proceedings.
On October 8, 2019 and October 28, 2019, respectively, two putative class action complaints challenging the Merger were filed in New York State Supreme Court, Sullivan County. The first Sullivan County case is captioned David Mullen v. Empire Resorts, Inc. et al., Index No. E2019-2085 (the “Mullen State Court Litigation”).  The second Sullivan County case is captioned Julie Milano v. Empire Resorts, Inc. et al., Index No. E2019-2207 (the “Milano Litigation,” and, collectively with the Mullen State Court Litigation, the “Sullivan County Litigations”). The Sullivan County Litigations allege that the members of the Board breached their fiduciary duties in connection with the negotiation and approval of the Merger Agreement, as well as in authorizing the disclosures made in the Company's preliminary proxy statement filed with the SEC on September 24, 2019. The Sullivan County Litigations further allege that each of the Company, Parent, Merger Sub, Kien Huat, and GenM aided and abetted the Board’s alleged breaches of fiduciary duty. On October 28, 2019, the plaintiff in the Mullen State Court Litigation voluntarily dismissed the Mullen State Court Litigation.
On October 15, 2019, October 18, and October 29, 2019, respectively, three federal complaints challenging the Merger were filed in the United States District Court for the District of Delaware and the United States District Court for Southern District of New York. The Delaware federal case is captioned Adam Franchi v. Empire Resorts, Inc. et al., Case No. 1:19-cv-01947-RGA (the “Franchi Litigation”) and the two New York federal cases are captioned David Mullen v. Empire Resorts, Inc. et al., Case No. 1:19-cv-09632-LAK (the “Mullen Federal Litigation” and Harold Litwin v. Empire Resorts, Inc. et al., Case No. 1:19-cv-10026 (the “Litwin Litigation,” and, collectively with the Franchi Litigation, the Milano Litigation and the Mullen Litigation, the “Merger Litigations”). In the Franchi Litigation, Mullen Federal Litigation, and Litwin litigation, each plaintiff asserts claims against the Company and certain members of the Board under Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, as well as Section 20(a) of the Exchange Act.  Each plaintiff alleges that the Company’s definitive proxy statement, filed with the SEC on October 11, 2019, was misleading and omitted certain information with respect to the Merger.
Each of the Merger Litigations seeks, among other things, to enjoin the Merger and recover damages, as well as an award of the plaintiffs’ attorneys’ fees and costs of the litigation. The defendants deny all such allegations and believe the Merger Litigations are without merit. Furthermore, the defendants believe that the disclosures in the Preliminary Proxy and the Proxy Statement are adequate under the law. However, to alleviate the costs, risks and uncertainties inherent in litigation and provide additional information to its stockholders, on November 6, 2019, the Company entered into a Memorandum of Understanding (“MOU”) with the plaintiffs of the Milano, Franchi, and Litwin Litigations, pursuant to which such plaintiffs agreed to voluntarily dismiss their respective complaints on or before November 11, 2019, subject to the Company’s filing of certain supplemental disclosures. On November 6, 2019, the Company filed with the SEC a Current Report on Form 8-K, which contained the supplemental disclosures as set forth in the MOU.  Accordingly, the Company expects the Milano, Franchi, and Litwin Litigation plaintiffs to voluntarily dismiss their respective complaints on or before November 11, 2019.
With respect to the Mullen Federal Litigation and, if they are not voluntarily dismissed on or before November 11, 2019 in accordance with the MOU, the other Merger Litigations, the defendants plan to defend against all claims stated therein.
We are also a party from time to time to various legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and uncertainty about our ability to comply with the obligations in our existing debt agreements.
Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities, including debt and equity securities issued to Kien Huat, the Company’s largest stockholder. On July 25, 2019, the Special Committee of the Board received the Kien Huat 13D Letter indicating that, as of the date of the letter, Kien Huat did not intend to provide further equity or debt financing to the Company beyond its obligations under the 2018 Kien Huat Preferred Stock Commitment Letter while the Company remains a public company. On August 18, 2019, the Company entered into the Merger Agreement with affiliates of Kien Huat and GenM, as a result of which the Company will no longer be a public company. If approved by stockholders at the Special Meeting, and all other conditions to the Merger are satisfied or waived, the Merger is expected to close in the fourth quarter of 2019. We are currently generating operating losses as the Casino revenues have not exceeded the costs related to the Casino since its opening in February 2018. Based on our current expectations regarding cost structure, cash burn rate and operating assumptions, we believe that our current cash, cash equivalents, cash generated from operations and the available funding pursuant to the 2018 Kien Huat Preferred Stock Commitment Letter will provide sufficient liquidity to fund our operations, the expected costs of the Golf Course Project and our anticipated debt service requirements only into the first quarter 2020. Furthermore, although we were in compliance with, or obtained waivers of, all the obligations and covenants in our existing debt agreements as of September 30, 2019 and expect to be in compliance with, or obtained waivers of, all covenants measured as of September 30, 2019 after making a specified equity contribution in the range of $22 million and $24 million, we can offer no assurance that we will be in compliance with all obligations and covenants measured as of future quarterly periods within the next 12 months or that we will be able to obtain waivers or other relief from the lenders, if necessary. Given our continuing negative cash flows from operations, and in order to meet our expected cash needs for the next 12 months and over the longer term, we will be required to obtain additional liquidity sources or possibly restructure our existing debt and other obligations. If the Merger is not consummated within the anticipated time frame, or if acceptable terms of a restructuring cannot be accomplished, we may not have enough cash and working capital to fund the operations, and satisfy the obligations of Montreign Operating beyond the near term, which raises substantial doubt about our ability to continue as a going concern.
If the Merger is not consummated in the fourth quarter of 2019 and we are unable to raising additional capital or restructure our existing debt, our ability to continue as a going concern will be materially adversely affected.
If we do not successfully consummate the Merger in the fourth quarter of this year, we will likely need to pursue a different near-term strategic path for addressing our liquidity concerns, which may require raising additional capital. There is no guarantee that capital will be available on acceptable terms or at all. Any restructuring of our existing debt will be a complex, costly and time consuming process. Furthermore, attempting to complete a different strategic transaction could also prove to be costly and time consuming and would require the approval of Kien Huat, our largest stockholder, and we cannot make any assurance that any future strategic transaction will occur on commercially reasonable terms or at all. If we are unable to complete the Merger in the fourth quarter of this year and we are unable to raise additional capital or restructure our existing debt, our ability to continue as a going concern will be materially adverse affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1
Agreement and Plan of Merger, dated as of August 18, 2019, by and among Hercules Topco LLC, Hercules Merger Subsidiary Inc. and Empire Resorts, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as filed on August 19, 2019).

2.2
Amendment to Letter Agreement, dated August 18, 2019, as previously amended on May 7, 2019, by and between Kien Huat Realty III Limited and Empire Resorts, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K as filed on August 19, 2019)

2.3
Voting Agreement, dated as of August 18, 2019, by and among Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K as filed on August 19, 2019).

10.1
Subscription Agreement, dated August 26, 2019 by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on August 26, 2019).

10.2
Subscription Agreement, dated September 23, 2019, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on September 23, 2019).

10.3
Subscription Agreement, dated October 30, 2019, by and between Empire Resorts, Inc. and Kien Huat Realty III Limited (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on October 30, 2019).

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

EMPIRE RESORTS, INC.

By:	/s/ Ryan Eller
	Name:	Ryan Eller
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	Date:	November 7, 2019

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE RESORTS, INC.

By:	/s/ Jamie M. Sanko
	Name:	Jamie M. Sanko
	Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
	Date:	November 7, 2019